Form 10-Q
period 1995-06-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1995-08-11
CIK 808420

                                   FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

          (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended                June 30, 1995

                                     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                          to
                    Commission file number        33-11013

               ASSOCIATED PLANNERS REALTY INCOME FUND
          (Exact name of registrant as specified in its charter)


                   CALIFORNIA                             95-4120092
          (State or other Jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

                     5933 W. CENTURY BLVD.,  SUITE 900
                     LOS ANGELES, CALIFORNIA  90045
                (Address of principal executive offices)
                               (Zip Code)

                            (310) 670-0800
          (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

                       ASSOCIATED PLANNERS REALTY INCOME FUND
                          (A California Limited Partnership)

      ITEM 1.  FINANCIAL STATEMENTS

          In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30,1995 and 1994, have been made in the following financial statements. However, such financial statements are unaudited and are subject to any year
- -end adjustments that may necessary.

                              BALANCE SHEETS
              June 30, 1995 (Unaudited) and December 31, 1994
                                       June 30,            December  31,
                                          1995                 1994
                                      (Unaudited)
  ASSETS
  RENTAL REAL ESTATE, net of
     accumulated depreciation (Note 2) $4,121,886          $4,160,924
  CASH & CASH EQUIVALENTS                  51,477              85,804
  INVESTMENT IN GOVERNMENT SECURITIES     168,949             163,272
  OTHER ASSETS                             66,580              25,929
                                       $4,408,892          $4,435,929

  LIABILITIES AND PARTNERS' EQUITY
  ACCRUED LIABILITIES                    $ 17,687             $24,316
  PREPAID RENT                              2,258                 ---
  PROPERTY SECURITY DEPOSITS               28,290              30,698
     TOTAL LIABILITIES                     48,235              55,014
  COMMITMENTS AND CONTINGENCIES
  PARTNERS' EQUITY:
     Limited Partner:
     $1,000 stated value per unit;
     authorized 12,000 units;
     issued and outstanding - 5,096      4,166,817          4,196,996
     General Partner:                      193,840            183,919
  TOTAL PARTNERS EQUITY                  4,360,657          4,380,915
                                        $4,408,892         $4,435,929

[FN]
                See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                        (A California Limited Partnership)


                      STATEMENTS OF PARTNERS' EQUITY


                      Six Months Ended June 30, 1995
                                (Unaudited)
                                      Limited  Partners          General
                                Total        Units     Amount    Partner
BALANCE, December 31, 1994     $4,380,915   5,096     $4,196,996  $183,919

Net income                         55,071    ---          45,150     9,921

Distributions to limited partners (75,329)   ---         (75,329)     ---

BALANCE, June 30, 1995         $4,360,657   5,096     $4,166,817  $193,840



                      Six Months Ended June 30, 1994
                                (Unaudited)
                                         Limited  Partners         General
                                     Total   Units      Amount     Partner
BALANCE, December 31, 1993      $4,381,340    5,096    $4,228,487  $152,853

Net income                         101,942    ---          87,350    14,592

Distributions to limited partners (127,400)   ---        (127,400)     ---

BALANCE, June 30, 1994          $4,355,882    5,096    $4,188,437  $167,445

[FN]
              See accompanying notes to financial statements.

                   ASSOCIATED PLANNERS REALTY INCOME FUND
                     (A California Limited Partnership)



                             STATEMENTS OF INCOME
              Three and Six Months Ended June 30, 1995 and 1994
                                 (Unaudited)

                       Three Months  Three Months  Six Months  Six Months
                           Ended        Ended       Ended         Ended
                           June 30,    June 30,    June 30,      June 30,
                            1995        1994         1995          1994
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
REVENUES:
 Rental                      $102,270    $125,357    $175,633    $247,115
 Interest                       3,549       2,172       5,526       3,719

                              105,819     127,529     181,159     250,834

COSTS AND EXPENSES:
 Operating                     20,504      13,166      33,338      26,688
 Property taxes                 5,003       4,892       9,293       9,784
 Property management fees       4,226       6,268       7,428      12,356
 General and administrative    15,493      20,317      29,021      42,729
 Unrealized (gain) loss from investment in
 government securities          2,607       4,677      (2,030)      8,475
 Depreciation and amortization 24,519      24,500      49,038      48,860

                               72,352      73,820     126,088     148,892

NET INCOME                    $33,467     $53,709     $55,071    $101,942
NET INCOME PER
   LIMITED PARTNERSHIP UNIT     $5.48      $9.05       $8.86       $17.14

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A California Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                                            Six Months  Six Months
                                              Ended        Ended
                                             June 30,      June 30,
                                              1995          1994

                                             (Unaudited) (Unaudited)
Cash flows from operating activities:
   Net income                                    $55,071    $101,942

Adjustment to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                49,038      48,860
     Net proceeds from sales of investments
      in government securities                    (3,647)      7,534
     Unrealized loss (gain) from investment in
     government securities                        (2,030)      8,475
Increase (decrease) from changes in:
     Other assets                                (40,651)     11,784
     Accounts payable                             (6,629)    (43,326)
     Prepaid rent                                  2,258       1,747
     Security deposits                            (2,408)       ---
Net cash provided by operating activities         51,002     137,016

Cash flows from investing activities:
     Additions to rental real estate             (10,000)    (31,136)
     Net cash used in investing activities       (10,000)    (31,136)
Cash flows from financing activities:
 Distributions to limited partners               (75,329)   (127,400)

 Net increase in cash and cash equivalents       (34,327)    (21,520)
 Cash and cash equivalents at beginning of period 85,804      40,278

Cash and cash equivalents at end of period       $51,477     $18,758

[FN]
             See accompanying notes to financial statements.

                   ASSOCIATED PLANNERS REALTY INCOME FUND
                     (A California Limited Partnership)
                       SUMMARY OF ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The accompanying balance sheet as of June 30, 1995, the income statements and statements of cash flow for the three and six month periods ended June 30, 1995, and 1994 are unaudited, but in the opinion of management includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the period presented. The results of operations for the three and six month period ended June 30, 1995, are not necessarily indicative of results to be expected for the year ended December 31, 1995.

         The financial statements do not give effect to any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

      BUSINESS

         Associated Planners Realty Income Fund ("the Partnership"), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989.

      RENTAL REAL ESTATE AND DEPRECIATION

      Assets are stated at cost.  Depreciation is computed using the straight
- -line method over an estimated useful lives ranging from 31.5 to 40 years for financial reporting and income tax reporting purposes.

      ORGANIZATIONAL COSTS

      Organizational costs are capitalized and amortized over the first five years of the partnership.

      LEASE COMMISSIONS

      Lease commissions which are paid to real estate brokers for locating tenants are capitalized and amortized over the life of the lease.

                 ASSOCIATED PLANNERS REALTY INCOME FUND
                   (A California Limited Partnership)

                     SUMMARY OF ACCOUNTING POLICIES
                               (Continued)


      RENTAL INCOME

         Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible.

      INVESTMENT IN GOVERNMENT SECURITIES

         Investment in Government Securities, which represent trading securities, are accounted for in accordance with SFAS No. 115. The difference between historical cost and market value are reported as unrealized gains or losses in the statements of income.

      STATEMENTS OF CASH FLOW

         For purposes of the statements of cash flows, the Partnership considers cash in the bank, and all highly-liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

                       ASSOCIATED PLANNERS REALTY INCOME FUND
                         (A California Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
            Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                                and December 31, 1994

      Note 1 - Nature of Partnership Business

         Associated Planners Realty Income Fund, a California limited partnership (the "Fund"), was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring, managing, and operating income-producing real estate.
       Under the terms of the partnership agreement, the General Partner
(West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr.) is entitled to cash distributions and net income allocations varying from 1% for depreciation allocations to 15% of cash and income after the limited partners have received cash distributions equal to their initial cash investment plus a cumulative 8% return.
      The General Partner is also entitled to cash distributions and net income allocations of 10% from ongoing partnership operations. Further, the General Partner receives acquisition fees for locating and negotiating the purchase of rental real estate and management fees for operating the Partnership.

      Note 2 - Rental Real Estate

       As of June 30, 1995 and December 31, 1994 the Fund's net real estate investment in the Yorba Center Building and PROCARE Industrial Building is as follows:

                                         June 30,    December 31,
                                          1995          1994

Land                                   $1,282,861    $1,282,861
Buildings and Improvements              3,416,327     3,406,327
                                        4,699,188     4,689,188
Less Accumulated Depreciation             577,302       528,264

Net Real Estate Investment             $4,121,886    $4,160,924

                      ASSOCIATED PLANNERS REALTY INCOME FUND
                        (A California Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
               Three and Six Months Ended June 30, 1995 and 1994
                        (Unaudited) and December 31, 1994
                                    (continued)

      Note 3 - Related Party Transactions

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $8,352 for the six months ended June 30, 1995 and $14,156 for the six months ended June 30, 1994.

      (b) For administrative services rendered to the Partnership, the General Partner, in accordance with the partnership agreement, was reimbursed $6,000 for the six months ended June 30, 1995 and 1994, and $3,000 for the three months ended June 30, 1995 and 1994.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $7,428 for the six months ended June 30, 1995, $12,356 for the six months ended June 30, 1994, $4,226 for the three months ended June 30, 1995, and $6,268 for the three months ended June 30, 1994.

      (d) During 1990, the Partnership acquired a 90% undivided interest in property located in San Marcos, California (Note 2). The remaining 10% interest is owned by Associated Planners Realty Growth Fund, an affiliate.

      Note 4 - Net Income and Cash Distributions Per Limited Partnership Unit

      The Net Income per Limited Partnership Unit was computed in accordance with the Partnership Agreement on the basis of the number of outstanding limited partnership units. Cash distributions of $8.50, $6.25 and $12.50 per unit are reflected for the distribution dates of May 5, 1995, February 3, 1995 and January 31, 1994 respectively. The record date in each case was March 31, 1995, December 31, 1994 & 1993 respectively.

     Note 5 - Subsequent Events

     The partnership distributed $50,960 ($10.00 per unit) on August 4, 1995 to Limited Partners of record as of June 30, 1995.

                       ASSOCIATED PLANNERS REALTY INCOME FUND
                          (A California Limited Partnership)


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

      Introduction

         Associated Planners Realty Income Fund (the "Partnership") was organized in December 1986, under the California Revised Limited Partnership Act. The Partnership began offering units for sale on October 20, 1987. As of March 31, 1990, the Partnership had raised $4,652,625 in gross capital contributions. The Partnership netted approximately $4,173,000 after sales commissions and syndication costs.

         The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

          The Partnership's principal investment objectives are to invest in rental real estate properties which will:

           (1)   Preserve and protect the Partnership's invested capital;


           (2)   Provide for cash distributions from operations;


           (3)   Provide gains through potential appreciation; and


           (4) Generate Federal income tax deductions so that during the early years of property operations, a portion of cash distributions may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income to the limited partners.

                        ASSOCIATED PLANNERS REALTY INCOME FUND
                           (A California Limited Partnership)




      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Continued)

         The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others.

        The Partnership is operated by West Coast Realty Advisors, Inc. ("WCRA") (the corporate General Partner) and Mr. W. Thomas Maudlin Jr. (an individual General Partner), collectively the "General Partner," subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA, the corporate General Partner.

Results of Operations

         Operations for the quarter ended June 30, 1995 reflect an entire period of operations for all Partnership properties. Rental income for the three and six months ended June 30, 1995 decreased over that for the three and six months ended June 30, 1994 by approximately $23,100 and $71,500 as a result of a vacancy at the San Marcos building from January 8, 1995 to February 13, 1995. In addition, the new tenant (No Fear Inc.) entered into a lease at a rate that was 30% less than the rate on the lease of the prior tenant (Professional Care Products).

        At June 30, 1995, the Yorba Center Shopping Center was 90% leased to seven tenants.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A California Limited Partnership)


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              (Continued)


Liquidity and Capital Resources

      During the three months ended June 30, 1995, cash decreased by approximately $3,700 primarily as a result of expenditures for tenant improvements at the Yorba Center property and leasing commissions and expenses incurred in connection with the San Marcos property. These latter costs will be amortized over the life of the new lease. Cash available for distribution for the three months ended June 30, 1995 was $60,593. The Partnership had a net income of $33,467, or $5.48 per limited partnership unit, after depreciation expense of $24,519 and unrealized losses of $2,607 on investments in government securities for the quarter ended June 30, 1995.

       The Partnership's cash reserve is invested primarily in a pool of government securities managed by an outside independent investment firm. This reserve is intended to provide stability and safety of principal, competitive interest rates and quick availability of funds.

        With the purchase of the 90% interest in the PROCARE Industrial Building in January 1990, the Partnership had completed its acquisition program.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A California Limited Partnership)

                           PART  II

              O T H E R    I N F O R M A T I O N



      ITEM 1.     LEGAL PROCEEDINGS


                  None


      ITEM 2.     CHANGES IN SECURITIES

                  None


      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  None


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS

                  None


      ITEM 5.     OTHER INFORMATION

                  None


      ITEM 6.     EXHIBIT AND REPORTS ON FORM 8-K

                  (a) Information required under this section has been included in the financial statements.

                  (b) Reports on Form 8-K
                      None

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A California Limited Partnership)



                      S I G N A T U R E S



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ASSOCIATED PLANNERS REALTY
                                    INCOME FUND
                           A California Limited Partnership
                                    (Registrant)




                                   By:       WEST COAST REAL ADVISORS, INC.
                                                A California Corporation
                                                   A General Partner



August 11, 1995                       William T. Haas
Date                                  William T. Haas
                            Director and Executive Vice President
                                         Secretary





August 11, 1995                          Michael G. Clark
Date                                     Michael G. Clark
                                   Vice President / Treasurer