Form 10-K/A
period 1994-12-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1995-09-29
CIK 808420

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549

                 ___________________


                     FORM 10-K/A


      AMENDMENT TO GENERAL FORM FOR REGISTRATION OF SECURITIES
                  Filed pursuant to Section 12(g)
               THE SECURITIES EXCHANGE ACT OF 1934


               ASSOCIATED PLANNERS REALTY INCOME FUND
      (Exact name of registrant as specified in its charter)

                          AMENDMENT NO. 1

                         File No. 33-11013
      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its General Form for Registration of Securities on Form 10-K as set forth in the pages attached hereto:

      Cover Page, Item 2 (Properties), Item 5 (Market for the Registrant's Common Equity and Related Stockholders Matters), Item 6 (Selected Financial Data), Item 8 (Financial Statements)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                   Associated Planners Realty Income Fund
                              (Registrant)

      Date:


      By:       West Coast Realty Advisors, Inc. (Advisor)


                    By:      Michael G. Clark, Vice President/Treasurer

                    UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-K
      (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
          REQUIRED]

               For the fiscal year ended December 31, 1994
                          OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
          the SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from                  to

      Commission file number 33-11013

      ASSOCIATED PLANNERS REALTY INCOME FUND, (a California
                   Limited Partnership)
      (Exact name of registrant as specified in its charter)

              California                              95-4120092
       State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization                     Identification)

      5933 West Century Blvd., 9th Floor, Los Angeles, CA  90045-5454

              (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code    (310) 670-0800

      Securities registered pursuant to Section 12(b) of the Act:

      Title of each class       Name of each exchange on which registered
                    None                     None
      Securities pursuant to section 12(g) of the Act:

                          NONE
                     (Title of class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X         No

      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                                    PART  I

      ITEM 2.  PROPERTIES

          The properties acquired by the Partnership are described below:

      YORBA CENTER

          On October 25, 1988, the Partnership purchased Yorba Center, a retail shopping center located in Chino, California.

          The Center, constructed in 1987, provides 12,697 rentable square feet located on a .91-acre parcel of land. As of December 31, 1994, the Center was 90% leased to eight tenants. The average monthly rent per occupied square foot was $1.14. All tenants are renting space on a "triple net" lease basis, i.e., each tenant being proportionately responsible for payment of all expenses including insurance, taxes, maintenance, and other operating expenses.

          The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the corporate General Partner.

          The Center is dependent upon the vitality of the consumer market in the general area. Since the City of Chino applies strict building regulations on developers, it is expected that new development will be limited, thereby preserving the Center's competitive edge during the Partnerships intended holding period. Although all areas of Southern California have been affected by the economic slowdown, layoffs, plant closings and military cutbacks, these economic factors are not expected to significantly impact the occupancy of the shopping center.

      SAN MARCOS INDUSTRIAL BUILDING

          On January 9, 1990, the Partnership together with Associated Planners Growth Fund (a 90%/10% interest, respectively) purchased the San Marcos Industrial Building located in San Marcos, California.

          The industrial building, constructed in 1986, consists of 40,720 rentable square feet including 6,000 square feet of office area plus 1,300 square feet of mezzanine above the office area and is located on a 2.66 acre parcel of land. The building was 100% occupied by Professional Care Products, Inc. through January 8th, 1995, on a triple net lease. This lease requires the tenant to pay insurance, taxes, maintenance, and all other operating costs. During 1994, property taxes, paid by the tenant as part of its lease obligations, totaled $32,059.

          On February 13, 1995, a new lease was executed with No Fear, Inc., which runs through June 30, 1998. This is also a triple net lease.

          The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

          The building is located in North San Diego County, in an area of increasing population and desirability for San Diego area professional and skilled workers and significant employers. It is expected the building will benefit from projected growth of the North San Diego County area.

      KEY DATA ON REAL ESTATE OPERATIONS

      Noted below are some key data pertaining to the operations of improved property that is operated by the Partnership:

      Occupancy Rate as a Percentage of Square Feet:

      YORBA CENTER

       1994:  90%
       1993:  61%
       1992:  61%
       1991:  61%
       1990:  73%

      SAN MARCOS
      INDUSTRIAL BUILDING

       1994:  100%
       1993:  100%
       1992:  100%
       1991:  100%
       1990:  100%


          Tenants occupying 10% or more of rental square footage:

      YORBA CENTER

          Mels Liquor: 15.79% of rental square footage; $36,825 rent per year; lease expires on May 31, 2002; Renewal Options: Lessee has option to extend lease 5 years to May 31, 2007.
          Video Club: 13.69% of rental square footage; $10,428 rent per year;
      lease expires on August 31, 1998; Renewal Options: No renewal options.
          San Bernardino County Superintendent Schools: 17.11% of rental square footage; $27,096 rent per year; lease expires on June 30, 1996;
      Renewal Options: Lessee has 2 options to extend the lease for one additional year.


      SAN MARCOS INDUSTRIAL BUILDING

          No Fear Inc.: 100% of rental square footage; $219,888 rent per year; lease expires on June 30, 1998; Renewal Options: Extend lease for 60 additional months at lessee's option.

      SELECTED FINANCIAL DATA FOR PROPERTY OPERATIONS

          The selected property financial data for Partnership's properties should be read in conjunction with the financial statements and related notes and Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report. This statement is not covered by the accountants' opinion included elsewhere in this report.

                                                   1994      1993      1992
Operations for the years ended December 31:
  Property Revenues                              $464,903  $428,225  $428,789
  Income from Property Operations *               295,872   272,954   266,184
  Property Net Income per Limited Partner Unit **   50.52     46.49     45.29

      * Determined using revenue and expenses directly related to the properties. Expense items excluded in arriving at this amount included General and Administrative expenses ($78,867 in 1994 and $85,162 in 1993). The data is presented in this manner in order to present the actual operating results of the Partnership's real estate property operations.

      ** Property net income per Limited Partner Unit was based on the Limited Partners' share of income and the weighted quarterly average number of units outstanding.

      SUMMARY

          As of December 31, 1994, the combined occupancy rate for all of the Partnership's properties was 97%.

          The total acquisition cost to the Partnership of each property and the date of acquisition are as follows:


    Description                      Acquisition Cost       Acquisition Date

     Yorba Center                         $1,851,147              10/25/88

     San Marcos Industrial Building       $2,806,905              01/09/90

                       PART II

      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

          At December 31, 1994, there were 5,096 limited partnership units outstanding and 435 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop.

          Distributions totaling $222,950, $242,060 and $203,840 were made in 1994, 1993 and 1992, to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $425, $49,745 and $13,479 in 1994, 1993 and 1992 respectively. In addition, $31,850 in distributions were paid to unit holders subsequent to year-end in February 1995. The distribution amounts for 1994 and 1993 are summarized below:


   Record              Date          Per          Units         Total
    Date               Paid         Unit       Outstanding       Paid

  12/31/92          02/12/93        10.00           5,096       $50,960
  03/31/93          05/03/93        12.50           5,096        63,700
  06/30/93          08/07/93        12.50           5,096        63,700
  09/30/93          11/05/93        12.50           5,096        63,700
  12/31/93          02/09/94        12.50           5,096        63,700
  03/31/94          05/05/94        12.50           5,096        63,700
  06/30/94          08/02/94        12.50           5,096        63,700
  09/30/94          11/03/94         6.25           5,096        31,850


     Distributions are made out of the income from operations, before depreciation and amortization, available as a result of the previous quarter's operations.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with the financial statements and related notes and Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report. This selected financial data is not covered by the accountants' opinion included elsewhere in this report.

                                                1994        1993        1992        1991         1990
Operations for the years ended December 31:
     Revenues                                  $474,562    $433,422    $434,662    $420,636    $433,813
     Net Income                                 222,525     192,315     190,361     181,418     205,461
     Net Income per Limited Partner Unit *        37.57       32.23       31.83       30.26       34.51
     Distributions per Limited Partner Unit *     43.75       47.50       40.00       49.00       58.00

Financial position at December 31:
     Total Assets                             4,435,929   4,468,918   4,510,665   4,550,035   4,573,345
     Partners' Equity                         4,380,915   4,381,340   4,431,085   4,444,564   4,512,850

[FN]
*Net income and distributions per limited partner unit were based on the weighted quarterly average number of outstanding units.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership began offering for sale limited partnership units on October 1987. On February 26, 1988, the Partnership reached its minimum offer level of $1,200,000. The Partnership sold units throughout the remainder of the year, and had raised $3,891,000 in gross proceeds or $3,483,788 net of syndication costs and sales commissions as of December 31, 1988. During 1989, the Partnership continued to raise funds through the sale of Units and had raised $5,106,000 in gross proceeds or $4,594,101 net of syndication costs and sales commissions as of September 5, 1989, the day the Partnership terminated its offering of limited partnership units.

     During the year ended December 31, 1994, the Partnership made distributions to the limited partners totaling $222,950 of which $425 constituted a return of capital. On February 3, 1995, the Partnership made distributions of $31,850 to unit holders of record at December 31, 1994. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.


     During the year, $299,612 in cash was provided by operating activities. This resulted from a cash basis income of $320,458 from operations (net income plus depreciation expense) plus $3,107 in gross proceeds received in connection with the sale of government securities, $4,139 in an unrealized loss on the government securities account and a $5,621 decrease in other assets (due to the write-off of insurance and commissions). These operating cash flow additions were offset by a $31,938 decrease in accounts payable (attributable to a normal timing difference in trade payables), $1,082 increase in accounts receivable (primarily due to accrued interest on government securities account) and a $693 decrease in security deposits on the Yorba Center property. Cash used in investing activities totaled $31,136 in connection with tenant improvements on the Yorba Center property. Cash used in financing activities totaled $222,950 due to the distributions to the limited partners during the year.

     Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

     1.   Relative risk of the partnership;
     2.   Condition of the partnership's properties;
     3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and
     4.   Distributions to partners.

     The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of December 31, 1994. Related to the property reserve requirement is the second point, the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

     During the year ended December 31, 1994 the Partnership paid the General Partner a partnership management fee of $24,773 and distributed $222,950 to the limited partners of which $425 constituted a return of capital. In February 1995, the Partnership paid the General Partner a partnership management fee of $3,539 and distributed $31,850 to the limited partners. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

     The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

     The effects of the slowdown in the economy, inflation and changing prices have not had a material impact on the Partnership's revenues and income from operations. During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in the leases with its properties' tenants that would help alleviate much of the negative impact of inflation.

RESULTS OF OPERATIONS - 1994 VS. 1993

     Operations for the years ended December 31, 1994 and 1993 reflect full years of rental activities for the Partnership's properties. The occupancy of the Yorba Center improved in 1994 as compared to 1993, as the occupancy was 90% in 1994 as compared to 61% at the end of 1993. This accounted for the 8.6% ($36,678) increase in property revenues in 1994, as compared to 1993.

     The Partnership generated $324,597 in income from operations before depreciation expense of $97,933 and $4,139 in unrealized loss on government securities for 1994 compared to $290,297 in income from operations for 1993 before depreciation of $97,982. Interest income increased $4,462 (86%) as the result of higher interest rates and higher investable cash balances. An unrealized loss of $4,139 was recognized in 1994 in connection with the Partnership's $163,272 investment in a pool of short-term government securities. Operating and General and Administrative costs increased from 1993 to 1994 by $6,480 (4.8%) primarily due to increased repairs and maintenance and management fee expenditures.

     The statement of cash flows reflects proceeds from the sales (purchases) of government securities for 1994 and 1993. These amounts pertain to gross sales and (purchases) of government securities and are not being reflected as net sales or (purchases) for the periods being reported.

     5,096 limited partnership units were outstanding in 1994. The net income per limited partnership unit was $37.57 in 1994 vs. $32.23 in 1993. Total distributions dropped from $242,060 in 1993 to $222,950 in 1994. Much of this decrease was the result of management's decision to hold back distribution of some earnings in anticipation of a vacancy at the San Marcos building beginning in January 1995. (The space was subsequently re-leased in February 1995).


RESULTS OF OPERATIONS - 1993 VS. 1992

     Operations for the years ended December 31, 1993 and 1992 reflect full years of rental activities for the Partnership's properties. The occupancy level of the Yorba Center property averaged 61% throughout 1993. Rental income remained constant from 1992 to 1993.

     The Partnership generated $290,297 of income from operations before depreciation of $97,982 for 1993, compared to $291,557 in income from operations for 1992 before depreciation of $101,196. Interest income decreased $676 as a result of lower interest rate and lower investable cash balances during 1993. Operating and General and Administrative costs increased by $20 from 1992 to 1993 which is not considered significant for comparison analysis. Additionally, there was no unusual turnover in tenants, or expense incurred in connection with the properties.

     5,096 limited partnership units were outstanding in 1993. The net income per limited unit was $32.23 in 1993 vs. $31.83 in 1992.

                       S I G N A T U R E S


   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             ASSOCIATED PLANNERS REALTY INCOME FUND
                 A California Limited Partnership
                           (Registrant)




                                 W. THOMAS MAUDLIN JR.
                                  (A General Partner)



                            By:  West Coast Realty Advisors, Inc.
                                      (A General Partner)



                                 WILLIAM T. HAAS
                  (Director and Executive Vice President/Secretary)



                                 MICHAEL  G. CLARK
                            (Vice President/Treasurer)

Date: