Form 10-Q/A
period 1995-06-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1995-09-29
CIK 808420

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549

                 ___________________


                     FORM 10-Q/A


      AMENDMENT TO GENERAL FORM FOR REGISTRATION OF SECURITIES
                  Filed pursuant to Section 12(g)
               THE SECURITIES EXCHANGE ACT OF 1934


                 ASSOCIATED PLANNERS REALTY INCOME FUND
        (Exact name of registrant as specified in its charter)

                   AMENDMENT NO. 1

                  File No. 33-11013
      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its General Form for Registration of Securities on Form 10-Q as set forth in the pages attached hereto:

      10-Q for the Quarter ending June 30, 1995

                     Item 1 and 2

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


        ASSOCIATED PLANNERS REALTY INCOME FUND
                      (Registrant)

      Date:


      By:               West Coast Realty Advisors, Inc. (General Partner)


                    By:
                             Michael G. Clark, Vice President/Treasurer

          ASSOCIATED PLANNERS REALTY INCOME FUND
            (A California Limited Partnership)

      ITEM 1.  FINANCIAL STATEMENTS

          In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1995 and 1994, have been made in the following financial statements. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.


                    BALANCE SHEETS
      June 30, 1995 (Unaudited) and December 31, 1994
                                            June 30,        December 31,
                                             1995                1994
                                         (Unaudited)
  ASSETS
  RENTAL REAL ESTATE, net of
     accumulated depreciation (Note 2)     $4,121,886          $4,160,924
  CASH & CASH EQUIVALENTS                      51,477              85,804
  INVESTMENT IN GOVERNMENT SECURITIES         168,949             163,272
  OTHER ASSETS                                 66,580              25,929
                                           $4,408,892          $4,435,929
  LIABILITIES AND PARTNERS' EQUITY

  ACCRUED LIABILITIES                         $17,687             $24,316
  PREPAID RENT                                  2,258                 ---
  PROPERTY SECURITY DEPOSITS                   28,290              30,698
    TOTAL LIABILITIES                          48,235              55,014
  COMMITMENTS AND CONTINGENCIES
  PARTNERS' EQUITY:
     Limited Partner:
    $1,000 stated value per unit;
    authorized 12,000 units;
    issued and outstanding - 5,096          4,166,817          4,196,996
     General Partner:                         193,840            183,919
  TOTAL PARTNERS EQUITY                     4,360,657          4,380,915
                                           $4,408,892         $4,435,929

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




            Six Months Ended June 30, 1994
                     (Unaudited)


                                             Limited  Partners      General
                                  Total       Units    Amount       Partner
BALANCE, December 31, 1993      $4,381,340    5,096  $4,228,487     $152,853

Net income                         101,942      ---      87,350       14,592

Distributions to limited partners(127,400)      ---   (127,400)          ---

BALANCE, June 30, 1994          $4,355,882    5,096  $4,188,437     $167,445


[FN]
            See accompanying notes to financial statements.

                ASSOCIATED PLANNERS REALTY INCOME FUND
                  (A California Limited Partnership)

                         STATEMENTS OF INCOME
           Three and Six Months Ended June 30, 1995 and 1994
                              (Unaudited)

                            Three Months Three Months  Six Months Six Months
                                Ended        Ended       Ended       Ended
                                June 30,    June 30,    June 30,     June 30,
                               1995          1994      1995          1994
                             (Unaudited)  (Unaudited)(Unaudited)  (Unaudited)
REVENUES:
   Rental                         $102,270    $125,357    $175,633    $247,115
   Interest                          3,549       2,172       5,526       3,719

                                   105,819     127,529     181,159     250,834

COSTS AND EXPENSES:
   Operating                        20,504      13,166      33,338      26,688
   Property taxes                    5,003       4,892       9,293       9,784
   Property management fees          4,226       6,268       7,428      12,356
   General and administrative       15,493      20,317      29,021      42,729
   Unrealized (gain) loss from investment in
    government securities            2,607       4,677     (2,030)       8,475
   Depreciation and amortization    24,519      24,500      49,038      48,860

                                    72,352      73,820     126,088     148,892

NET INCOME                         $33,467     $53,709     $55,071    $101,942
NET INCOME PER
   LIMITED PARTNERSHIP UNIT           $5.48      $9.05       $8.86      $17.14

[FN]
              See accompanying notes to financial statements.


              ASSOCIATED PLANNERS REALTY INCOME FUND
                (A California Limited Partnership)

                     STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 1995 and 1994
                           (Unaudited)
                                                  Six Months    Six Months
                                                     Ended        Ended
                                                   June 30,      June 30,
                                                     1995          1994
                                                  (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net income                                        $55,071      $101,942

Adjustment to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                    49,038        48,860
     Net proceeds from (purchases) sales of investments
      in government securities                       (3,647)         7,534
     Unrealized loss (gain) from investment in
     government securities                           (2,030)         8,475
Increase (decrease) from changes in:
     Other assets                                   (40,651)        11,784
     Accounts payable                                (6,629)      (43,326)
     Prepaid rent                                      2,258         1,747
     Security deposits                               (2,408)           ---
Net cash provided by operating activities             51,002       137,016

Cash flows from investing activities:
    Additions to rental real estate                 (10,000)      (31,136)
Net cash used in investing activities               (10,000)      (31,136)

Cash flows from financing activities:
   Distributions to limited partners                (75,329)     (127,400)

Net increase in cash and cash equivalents           (34,327)      (21,520)

Cash and cash equivalents at beginning of period      85,804        40,278

Cash and cash equivalents at end of period           $51,477       $18,758

[FN]
         See accompanying notes to financial statements.

        ASSOCIATED PLANNERS REALTY INCOME FUND
          (A California Limited Partnership)
            SUMMARY OF ACCOUNTING POLICIES

      BASIS OF PRESENTATION

         The accompanying balance sheet as of June 30, 1995, the income statements and statements of cash flow for the three and six month periods ended June 30, 1995, and 1994 are unaudited, but in the opinion of management includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three and six month periods ended
      June 30, 1995, are not necessarily indicative of results to be expected for the year ended December 31, 1995.

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

      RENTAL REAL ESTATE AND DEPRECIATION

      Assets are stated at cost. Depreciation is computed using the straight-line method over an estimated useful lives ranging from 31.5 to 40 years for financial reporting and income tax reporting purposes.

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

      STATEMENT OF CASH FLOWS

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

               ASSOCIATED PLANNERS REALTY INCOME FUND
                 (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
      Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                         and December 31, 1994

      Note 1 - Nature of Partnership Business

         Associated Planners Realty Income Fund, a California limited partnership (the "Fund"), was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring, managing and operating income-producing real estate.

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

              The statement of cash flows reflects proceeds from the sales (purchases) of government securities for 1995 and 1994. These amounts pertain to gross sales and (purchases) of government securities and are not being reflected as net sales or (purchases) for the periods being reported.

        ASSOCIATED PLANNERS REALTY INCOME FUND
          (A California Limited Partnership)


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Continued)


             The Partnership generated $104,109 in income from operations before depreciation expense of $49,038 for the six months ended
      June 30, 1995 compared to $150,802 in income from operations before depreciation expense of $48,860 for the six months ended June 30, 1994. Interest income increased $1,807 (48.6%) as a result of higher interest rates and higher investable cash balances. Operating and General and Administrative expenses decreased $7,058 (10.2%) as a result of lower repairs and maintenance and utilities for the six months ended
      June 30, 1995 as compared to the six months ended June 30, 1994.

             At June 30, 1995, the Yorba Center Shopping Center was 90% leased to seven tenants.


      Liquidity and Capital Resources

             During the six months ended June 30, 1995, $51,002 in cash was provided by operating activities. This resulted from a net cash basis income of $104,109 (net income plus depreciation expense) plus $2,258 decreased in prepaid rents. These operating cash flow additions were offset by a $40,651 increase in other assets (due to prepaid leasing costs paid in connection with the new tenant, No Fear, Inc.), a $6,629 decrease in accounts payable (attributable to a normal decrease in trade accounts payable), a $3,107 increase in an investment in government securities (due to re-invested interest), a $2,030 in unrealized gain in government securities and a $2,408 decrease in security deposits (due to a lower security deposit received from the new tenant, No fear Inc. compared to the old tenant, Professional Care Products). Cash used in investing activities totalled $10,000 in connection with tenant improvements on the San Marcos property. Cash used in financing activities totalled $75,329 due to the distributions to the limited partners during the six months ended June 30, 1995.

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



                            ASSOCIATED PLANNERS REALTY INCOME FUND
                                A California Limited Partnership
                                          (Registrant)





      Date: ____________________  By: WEST COAST REALTY ADVISORS, INC.
                                           A California Corporation
                                              A General Partner



                                    William T. Haas
                            Director and Executive Vice President
                                        Secretary




      Date: ____________________
                                     Michael G. Clark
                                 Vice President / Treasurer