Form 10-Q
period 1995-09-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1995-11-15
CIK 808420

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

          (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended                September 30, 1995

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1995 and 1994, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                          BALANCE SHEETS
       September 30, 1995 (Unaudited)and December 31, 1994
                                            September 30,       December 31,
                                                 1995              1994
ASSETS
RENTAL REAL ESTATE, net of
   accumulated depreciation (Note 2)           $4,097,367     $4,160,924
CASH & CASH EQUIVALENTS                            76,651         85,804
INVESTMENT IN GOVERNMENT SECURITIES               172,553        163,272
OTHER ASSETS                                       54,276         25,929
                                               $4,400,847     $4,435,929
LIABILITIES AND PARTNERS' EQUITY
ACCRUED LIABILITIES                               $22,325        $24,316
PROPERTY SECURITY DEPOSITS                         26,290         30,698
     TOTAL LIABILITIES                             48,615         55,014
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 12,000 units;
     issued and outstanding - 5,096             4,151,932       4,196,996
   General Partner:                               200,300         183,919
     TOTAL PARTNERS EQUITY                      4,352,232       4,380,915
                                               $4,400,847      $4,435,929

[FN]
                 See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY INCOME FUND
                          (A California Limited Partnership)

                           STATEMENTS OF PARTNERS' EQUITY
                           Six Months Ended June 30, 1995
                                   (Unaudited)
                                             Limited   Partners    General
                                    Total    Units     Amount      Partner
BALANCE, December 31, 1994        $4,380,915   5,096   $4,196,996   $183,919

  Net income                          97,606    ---        81,225     16,381

  Distributions to limited partners (126,289)   ---      (126,289)      ---

BALANCE, September 30, 1995       $4,352,232   5,096   $4,151,932   $200,300


                          Nine Months Ended September 30, 1994
                                     (Unaudited)

                                              Limited  Partners     General
                                    Total     Units     Amount      Partner
BALANCE, December 31, 1993        $4,381,340   5,096   $4,228,487   $152,853

  Net income                         159,998    ---       137,392     22,606

  Distributions to limited partners (191,100)   ---      (191,100)      ---

BALANCE, September 30, 1994       $4,350,238   5,096   $4,174,779   $175,459

[FN]

                 See accompanying notes to financial statements.

                       ASSOCIATED PLANNERS REALTY INCOME FUND
                         (A California Limited Partnership)


                                 STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1995 and 1994
                                    (Unaudited)

                       Three Months  Three Months  Nine Months    Nine Months
                           Ended        Ended          Ended         Ended
                       September 30, September 30, September 30, September 30,
                           1995          1994            1995          1994
REVENUES:
 Rental                      $103,082    $125,627   $287,043    $372,741
 Interest                       3,330       2,796      8,857       6,712

                              106,412     128,423    295,900     379,453

COSTS AND EXPENSES:
 Operating                      8,660      14,720     41,999      41,703
 Property taxes                 5,003       5,003     14,296      14,786
 Property management fees       5,167       6,281     12,595      18,637
 General and administrative    21,368      20,285     58,936      63,014
 Unrealized (gain) loss from investment in
  government securities          (840)       (757)    (3,089)      7,915
 Depreciation and amortization 24,519      24,540     73,557      73,400

                               63,877      70,072    198,294     219,455

NET INCOME                    $42,535     $58,351    $97,606    $159,998

NET INCOME PER
 LIMITED PARTNERSHIP UNIT       $7.08       $9.87     $15.94      $26.96

[FN]

              See accompanying notes to financial statements.

                      ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A California Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1995 and 1994
                                    (Unaudited)
                                                Nine Months    Nine Months
                                                    Ended         Ended
                                                September 30,  September 30,
                                                     1995           1994
Cash flows from operating activities:
   Net income                                       $97,606     $159,998
Adjustment to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                        73,557       73,400
     Proceeds from sales (purchases) of investments
     in government securities                        (6,192)      30,705
     Unrealized (gain) loss from investment in
     government securities                           (3,089)       7,372
   Increase (decrease) from changes in:
     Other assets                                   (28,347)     (13,510)
     Accounts payable                                (1,991)     (27,977)
     Prepaid rent                                      ---        26,402
     Security deposits                               (4,408)         874
   Net cash provided by operating activities        127,136      257,264
Cash flows from investing activities:
   Additions to rental real estate                  (10,000)     (31,136)
   Cash (used in) provided by investing activities  (10,000)     (31,136)

Cash flows from financing activities:
   Distributions to limited partners               (126,289)    (191,100)
   Cash provided by (used in) financing activities (126,289)    (191,100)
   Net increase in cash and cash equivalents         (9,153)      35,028
   Cash and cash equivalents at beginning of period  85,804       40,278
   Cash and cash equivalents at end of period       $76,651      $75,306

[FN]
            See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A California Limited Partnership)

                        SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying balance sheet as of September 30, 1995, and the income statements and statements of cash flow for the three and nine month periods ended September 30, 1995, and 1994 are unaudited. In the opinion of management these statements include all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 1995, are not necessarily indicative of results to be expected for the year ended December 31, 1995.

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

REAL ESTATE HELD FOR INVESTMENT AND DEPRECIATION

     Assets are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life ranging from 31.5 to 40 years for financial reporting and income tax reporting purposes.

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

                   ASSOCIATED PLANNERS REALTY INCOME FUND
                    (A California Limited Partnership)

                     SUMMARY OF ACCOUNTING POLICIES
                              (Continued)

RENTAL INCOME

     Rental revenue is recognized on a straight-line basis to the extent that rental income is deemed collectible.

INVESTMENT IN GOVERNMENT SECURITIES

     Investment in Government Securities, which represent trading securities, are accounted for in accordance with SFAS No. 115. The difference between historical cost and market value are reported as unrealized gains or losses in the statements of income.

STATEMENTS OF CASH FLOW

     For purposes of the statements of cash flows, the Partnership considers cash in the bank, and all highly-liquid investments purchased with original maturities of three months or less , to be cash and cash equivalents.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A California Limited Partnership)


                        NOTES TO FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
                      and December 31, 1994

Note 1 - Nature of Partnership Business

     Associated Planners Realty Income Fund, a California limited partnership (the "Fund"), was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring, managing, and operating income-producing real estate. Under the terms of the partnership agreement, the General Partner (West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr.) is entitled to cash distributions and net income allocations varying from 1% for depreciation allocations to 15% of cash and income after the limited partners have received cash distributions equal to their initial cash investment plus a cumulative 8% return. The General Partner is also entitled to cash distributions and net income allocations of 10% from ongoing partnership operations. Further, the General Partner has received acquisition fees for locating and negotiating the purchase of rental real estate and management fees for operating the Partnership.


Note 2 - Rental Real Estate

     As of September 30, 1995 and December 31, 1994 the Fund's net real estate investment in the Yorba Center Building and PROCARE Industrial Building is as follows:


                                        September 30,    December 31,
                                            1995            1994

Land                                     $1,282,861      $1,282,861
Buildings and Improvements                3,416,327       3,406,327
                                          4,699,188       4,689,188
Less Accumulated Depreciation               601,821         528,264

Net Real Estate Investment               $4,097,367      $4,160,924

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 1995 and 1994
                       (Unaudited)and December 31, 1994
                                   (continued)

Note 3 - Related Party Transactions

     (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $5,662 for the quarter ended September 30, 1995 and $7,078 for the quarter ended September 30, 1994, and $14,014 for the nine months ended September 30, 1995 and $21,234 for the nine months ended September 30, 1994.

     (b) For administrative services rendered to the Partnership, the General Partner, in accordance with the partnership agreement, was reimbursed $9,000 for the nine months ended September 30, 1995 and 1994, and $3,000 for the three months ended September 30, 1995, and 1994.

     (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $12,595 for the nine months September 30, 1995, $18,637 for the nine months ended September 30, 1994, $5,167 for the three months ended September 30, 1995, and $6,281 for the three months ended September 30, 1994.

     (d) During 1990, the Partnership acquired a 90% undivided interest in property located in San Marcos, California (Note 2). The remaining 10% interest is owned by Associated Planners Realty Growth Fund, an affiliate.


Note 4 - Net Income and Cash Distributions Per Limited Partnership Unit

     The Net Income per Limited Partnership Unit was computed in accordance with the Partnership Agreement on the basis of the number of outstanding limited partnership units. Cash distributions of $10.00, $8.50, $6.25, and $12.50 per unit are reflected for the distribution dates of August 4, 1995, May 5, 1995, February 3, 1995, February 9, 1994, May 5, 1994, and August 2, 1994 respectively. The record date in each case was March 31, 1995, June 30, 1995, September 30, 1995, December 31, 1994 & 1993 respectively.

Note 5 - Subsequent Event

     The Partnership distributed $63,700 ($12.50 per unit), on November 6, 1995, to Limited Partners of record as of September 30, 1995.

                        ASSOCIATED PLANNERS REALTY INCOME FUND
                         (A California Limited Partnership)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONAND RESULTS OF OPERATIONS


Introduction

     Associated Planners Realty Income Fund (the "Partnership") was organized in December 1986, under the California Revised Limited Partnership Act. The Partnership began offering units for sale on October 20, 1987. As of March 31, 1990, the Partnership had raised $4,652,625 in gross capital contributions. The Partnership netted approximately $4,173,000 after sales commissions andsyndication costs.

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

     (3)   Provide gains through potential appreciation; and

     (4) Generate Federal income tax deductions so that during the early years of property operations, a portion of cash distributions may be treated as a return of capital for tax purposes and, therefore, may not represent tax able income to the limited partners.

                      ASSOCIATED PLANNERS REALTY INCOME FUND
                         (A California Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (Continued)

     The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, increases in real estate taxes, assessments, and operating expenses, as well as others.

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

Results of Operations

     Operations for the quarter ended September 30, 1995 reflect an entire period of operations for all Partnership properties. Rental income for the three and nine months ended September 30, 1995 decreased over that for the prior years three and nine months ended September 30, 1994 by approximately $22,545 and $85,698 as a result of a vacancy at the San Marcos building from January 8, 1995 to February 13, 1995. In addition, the new tenant (No Fear Inc.) entered into a lease at a rate that was 30% less than the rate on the lease of the prior tenant (Professional Care Products).

     The statement of cash flows reflects proceeds from the sales or cash used in purchases of government securities for 1995 and 1994. These amounts pertain to gross sales and gross purchases of government securities and are not being reflected as net sales or net purchases for the periods being reported.

     At September 30, 1995, the Yorba Center Shopping Center was 90% leased to eight tenants.

     The Partnership generated $171,163 in income from operations (before depreciation expense of $73,557) for the nine months ended September 30, 1995 compared to $233,398 in income from operations (before depreciation expense of $73,400) for the nine months ended September 30, 1994. Interest income increased $2,145 (32%) as a result of higher interest rates and higher investable cash balances. Operating and General and Administrative expenses decreased $21,161 (10%) as a result of lower repairs and maintenance, property management fees, and utilities for the nine months ended
September 30, 1995 as compared to the nine months ended September 30, 1994.

                       ASSOCIATED PLANNERS REALTY INCOME FUND
                         (A California Limited Partnership)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
       (Continued)


Liquidity and Capital Resources

     During the nine months ended September 30, 1995, $127,136 in cash was provided by operating activities. This resulted from a cash basis income of $171,163 (net income with depreciation expense added back). These operating cash flow additions were offset by a $28,347 increase in other assets (due to prepaid leasing costs paid in connection with the new tenant, No Fear,
Inc.) a $1,991 decrease in accounts payable (attributable to a normal decrease in trade accounts payable), a $6,192 increase in an investment in government securities (due to re-invested interest from government securities holdings), a $3,089 unrealized gain in government securities and $4,408 decrease in security deposits (due to a lower security deposit received from the new tenant, No Fear Inc. compared to the previous tenant, Professional Care Products). Cash used in investing activities totaled $10,000 in connection with tenant improvements on the San Marcos property. Cash used in financing activities totaled $126,289 due to the distributions to the limited partners during the nine months ended September 30, 1995.

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



                     ASSOCIATED PLANNERS REALTY INCOME FUND
                         A California Limited Partnership
                                    (Registrant)



November 14, 1995             By:  WEST COAST REALTY ADVISORS, INC.
                                      A California Corporation,
                                           A General Partner


                                        William T. Haas
                                        William T. Haas
                        Director and Executive Vice President / Secretary





November 14, 1995

                                        Michael G. Clark
                                        Michael G. Clark
                                    Vice President / Treasurer