Form 10-Q/A
period 1995-09-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1996-02-05
CIK 808420

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

            10-Q for the Quarter ending September 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                 ASSOCIATED PLANNERS REALTY FUND
                           (Registrant)

Date:


By:                West Coast Realty Advisors, Inc. (General Partner)

     By:
         Michael G. Clark, Vice President/Treasurer