Form 10-K
period 1995-12-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1996-04-01
CIK 808420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1995

                                       OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER   33-11013


         ASSOCIATED PLANNERS REALTY INCOME FUND, (A CALIFORNIA LIMITED

                                  PARTNERSHIP)

             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                   95-4120092

      State or other jurisdiction of              (IRS Employer
      incorporation or organization                Identification)


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

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          u          No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ]

                                    PART  I

ITEM 1.   BUSINESS

   Associated Planners Realty Income Fund (the "Partnership"), was organized in December 1986, under the California Revised Limited Partnership Act. West Coast Realty Advisors, Inc. ("WCRA"), a California corporation, and W. Thomas Maudlin Jr., an individual, are general partners (collectively referred to herein as the "General Partner").

   The Partnership was organized for the purpose of investing in, holding, and managing improved, unleveraged income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intends to own and operate such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1995, the Partnership had no employees.

   The Partnership's principal investment objectives are to invest the net proceeds in real properties which will:

          1.   Preserve and protect the Partnership's invested capital;
          2.   Provide for cash distributions from operations;
          3.   Provide gains through potential appreciation; and
          4. Generate federal income tax deductions so that a portion of cash distributions may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income to the Limited Partners.

   On October 25, 1988. the Partnership acquired a 100% interest in a shopping center located in Chino, California. On January 9, 1990, the Partnership, together with Associated Planners Realty Growth Fund (an affiliate), purchased a one-story building located in San Marcos, California. The acquisition was paid for entirely in cash totaling $3,118,783 of which $2,806,905 was provided by the Partnership and $311,878 by the affiliate. The Partnership owns a 90% undivided interest in the property.

   The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments. These include national and local economic conditions, the supply of and demand for similar types of real property, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others. In addition, the real estate market at this date is in a general state of uncertainty, and there is no assurance as to how long it might continue or its possible effect on the Partnership.

   This uncertainty is evidenced by the following conditions:

          1. Downtrends in the real estate market in various areas of the country as evidenced by high vacancy rates in the commercial sector, and a large unsold inventory of new homes, particularly in California.

          2. Economic recession, as evidenced by higher unemployment, slow consumer spending, and low increases in gross national product figures.

          3. The effect of current or proposed tax reform legislation which has slowed the level of sale and development of real estate and the formation of real estate partnerships, in many areas of the country.
          4. Availability and cost of financing to allow for the purchase and sale of properties and to maintain overall real estate values.

   Although these factors have not materially affected the current financial results of the Partnership, there is a potential for them to have material effects on the Partnership's operations over the long-term.

   The Partnership is subject to competitive conditions that exist in the local markets where it operates rental real estate. These conditions are discussed in
ITEM 2-- "PROPERTIES".

   The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors Inc.(" WCRA") the co-General Partner.

   On February 26, 1988, the Partnership attained its minimum funding requirement with the initial release of escrow funds totaling $1,272,000 and terminated its offering on September 5, 1989. As of December 31, 1989, gross proceeds from sales of Partnership units totaled $5,106,000 and $4,594,101 net of syndication costs and sales commissions.

ITEM 2.   PROPERTIES

   The properties acquired by the Partnership are described below:

YORBA CENTER

    On October 25, 1988, the Partnership purchased Yorba Center, a retail shopping center located in Chino, California.

   The Center, constructed in 1987, provides 12,697 rentable square feet located on a .91-acre parcel of land. As of December 31, 1995, the Center was 90% leased to eight tenants. The average monthly rent per occupied square foot was $1.20. All but two tenants are renting space on a "triple net" lease basis, i.e., each tenant being proportionately responsible for payment of all expenses including insurance, taxes, maintenance, and other operating expenses. The remaining two tenants are renting space on a "gross" basis, i.e. the landlord is responsible for payment of all expenses pertaining to these tenants.

   The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the corporate General Partner.

    The Center is dependent upon the vitality of the consumer market in the general area. Since the City of Chino applies strict building regulations on developers, it is expected that new development will be limited, thereby preserving the Center's competitive edge during the Partnership's intended holding period. Although all areas of Southern California have been affected by the economic slowdown, layoffs, plant closings and military cutbacks, these economic factors are not expected to significantly impact the occupancy of the shopping center.

Tenants occupying 10% or more of rental square footage as of December 31, 1995:

Mels Liquor: 15.79% of rental square footage; $45,324 rent per year; lease expires on May 31, 2002; Renewal Options: Lessee has option to extend lease 5 years to May 31, 2007.

Video Club: 13.69% of rental square footage; $17,232 rent per year; lease expires on August 31, 1998; Renewal Options: No renewal options.

San Bernardino County Superintendent Schools: 17.11% of rental square footage; $28,188 rent per year; lease expires on June 30, 1996; Renewal Options: Lessee has 2 options to extend the lease for one additional year.

SAN MARCOS INDUSTRIAL BUILDING

   On January 9, 1990, the Partnership together with Associated Planners Growth Fund (a 90%/10% interest, respectively) purchased the San Marcos Industrial Building located in San Marcos, California.

    The industrial building, constructed in 1986, consists of 40,720 rentable square feet including 6,000 square feet of office area plus 1,300 square feet of mezzanine above the office area and is located on a 2.66 acre parcel of land. The building was 100% occupied by Professional Care Products, Inc. through January 8th, 1995, on a triple net lease. This lease required the tenant to pay insurance, taxes, maintenance, and all other operating costs.

   On February 13, 1995, a new lease was executed with No Fear, Inc., which runs through June 30, 1998. This is also a triple net lease.

   The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

   The building is located in North San Diego County, in an area of increasing population and desirability for San Diego area professional and skilled workers and significant employers. It is expected the building will benefit from projected growth of the North San Diego County area.

Tenants occupying 10% or more of rental square footage as of December 31, 1995:

No Fear Inc.: 100% of rental square footage; $219,888 rent per year; lease expires on June 30, 1998; Renewal Options: Extend lease for 60 additional months at lessee's option.

SUMMARY

     As of December 31, 1995, the combined occupancy rate for all of the Partnership's properties was 97.6%. The properties were nearly fully leased and are generating a level of cash flow consistent with the market conditions in which the properties operate.

   The total acquisition cost to the Partnership of each property and the date of acquisition are as follows:


                                         ACQUISITION         ACQUISITION
 DESCRIPTION                               COST                 DATE

YORBA CENTER                            $1,851,147            10/25/88
SAN MARCOS INDUSTRIAL BUILDING          $2,806,905            01/09/90


    The schedule below indicates the average occupancy rate expressed as a percentage of square feet for the last five years:


YEAR                      YORBA CENTER              SAN MARCOS INDUSTRIAL
                                                    BUILDING

1995                      90  %                      88%

1994                      90%                       100%

1993                      61%                       100%

1992                      61%                       100%

1991                      61%                       100%

ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

   At December 31, 1995, there were 5,096 limited partnership units outstanding and 424 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop.

    Distributions totaling $189,361, $222,950 and $242,060 were made in 1995, 1994, and 1993, to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $49,683, $425, and $49,745 in 1995, 1994, and 1993, respectively. In addition,
$63,700 ($12.50/partnership unit) in distributions were paid to unit holders subsequent to year-end in February 1996. The distribution amounts for 1995 and 1994 are summarized below:


    RECORD           DATE           PER          UNITS            TOTAL
     DATE            PAID           UNIT      OUTSTANDING         PAID

   12/31/93        02/09/94        12.50         5,096           63,700
   03/31/94        05/05/94        12.50         5,096           63,700
   06/30/94        08/02/94        12.50         5,096           63,700
   09/30/94        11/03/94         6.25         5,096           31,850
   12/31/94        02/03/95         6.25         5,096           31,850
   3/31/95         05/05/95        8.4088        5,096           42,851
   6/30/95         08/04/95        10.00         5,096           50,960
   9/30/95         11/06/95        12.50         5,096           63,700

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


                                            1995        1994       1993        1992      1991
Operations for the years ended
December 31:
Revenues                                     378,489    474,562   $433,422   $434,662   $420,636
Net Income                                   139,678    222,525    192,315    190,361    181,418
Net Income per Limited Partner Unit *          22.94      37.57      32.23      31.83      30.26
Distributions per Limited Partner Unit         37.16      43.75      47.50      40.00      49.00
*

Financial position at December 31:
Total Assets                               4,381,018  4,435,929  4,468,918  4,510,665  4,550,035
Partners' Equity                           4,331,232  4,380,915  4,381,340  4,431,085  4,444,564


[FN]
*Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.


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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


   During the year ended December 31, 1995, the Partnership made distributions to the limited partners totaling $189,361, $49,683 of which constituted a return of capital. On February 6, 1996, the Partnership made distributions of $12.50 to unit holders of record at December 31, 1995. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.

    Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

     1.   Relative risk of the partnership;
     2.   Condition of the partnership's properties;
     3.   Stage  in   the  partnership's   life  cycle   (e.g.,  money -raising,
          acquisition, operating or disposition phase); and
     4.   Distributions to partners.

   The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of December 31, 1995. Related to the property reserve requirement is the second point, the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    During the year ended December 31, 1995 the Partnership paid the General Partner a partnership management fee of $21,092 and distributed $189,361 to the limited partners of which $49,683 constituted a return of capital. In February 1996, the Partnership paid the General Partner a partnership management fee of $7,078 and distributed $63,700 to the limited partners. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
(SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership has elected the early adoption of SFAS No.
121. This change had no effect on the statement of income for the year ended December 31, 1995.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS - 1995 VS. 1994

  Operations for the years ended December 31, 1995 and 1994 reflect full years of rental activities for the Partnership's properties. However, the San Marcos property was not leased from January 8 to February 12, 1995. This was due to vacancy at the property between the time that the Professional Care Products lease terminated and the No Fear lease began. In addition to the vacancy at the property, the lease rate that No Fear entered into was approximately 30% less than the rate that Professional Care Products was paying during its tenancy. Although the occupancy rate at the Yorba center Shopping Center remained relatively steady at 90% as of December 31, 1995 (as compared to 90% at December 31, 1994), the drop in rental rates at the San Marcos property was responsible for a 22% ($100,080) decrease in rental revenue for 1995, as compared to 1994. The drop in rental rates was due primarily to a decrease in demand for commercial space in the general area.

   Primarily due to the partial vacancy at the San Marcos property, operating expenses increased 9% ($6,646) as the result of less costs that the Partnership was able to pass on to tenants. However, the Partnership also experienced a 22% decrease in general and administrative costs ($17,481) due to lower insurance costs and lower partnership management fees (due to a decrease in distributions to investors). The Partnership also experienced a 41% ($4,007) increase in interest income due to larger cash reserve balances maintained during 1995 as compared to 1994.

  Overall, the Partnership generated $239,359 in income from operations before depreciation expense of $98,076 and loss on government securities of $1,605. This compares unfavorably to 1994 when income from operations totaled $324,597 before depreciation of $97,933 and loss on government securities of $4,139. Net income per limited partnership unit fell from $37.57 in 1994 to $22.94 in 1995. The number of limited partnership units outstanding in each year was 5,096.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

      In 1994, the Partnership purposely started reducing the amount of distributions to investors in anticipation of lower rental revenues from the San Marcos property. Up until January 1995, it was not clear to the General Partner as to what rent, if any, could be realized on an ongoing basis from the San Marcos Property. Distributions to limited partners fell from a high of $47.50 per unit in 1993, to $43.75 in 1994, to $37.16 in 1995. With the placement of a tenant in the San Marcos Building (No Fear, Inc.) and the build-up of a track record of rent collections from the tenant, the general partner now feels it would be prudent to make cash distributions to limited partners so that a large portion of the large cash balance is gradually paid out (contingent upon the maintenance of reasonable reserve levels). Therefore, distributions are expected to total between $40.00 and $45.00 per unit for 1996.

     During the year, $375,284 in cash was provided by operating activities. This resulted from a net cash basis income of $237,754 from operations (net income plus depreciation expense) plus $163,272 in gross proceeds received in connection with the sale of government securities and $5,991 resulting from a decrease in accounts receivable (primarily from the collection of rents receivable). These amounts were offset by a $26,505 increase in other assets (primarily due to a prepaid leasing fee paid in connection with the re-leasing of the San Marcos property), and a $4,408 decrease in security deposits (primarily due to a decrease in the amount of security deposit required from the new tenant at San Marcos). Cash used in investing activities totaled $9,999 in connection with tenant improvements on the San Marcos property. Cash used in financing activities totaled $189,361 due to the distribution to the limited partners during the year.

     The area in which the Yorba Center operates continues to experience a relatively high level of economic vitality, and the General Partner does not foresee significant challenges in keeping the center occupied by various small retailers and service businesses.

The Partnership anticipates continuing to operate properties during 1996 for the purpose of generating the maximum amount of cash available for distribution to the limited partners, while maintaining a reasonable level of cash reserves. There are currently no plans to dispose of either of the two properties.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

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

     The Partnership generated $324,597 in income from operations before depreciation expense of $97,933 and $4,139 in unrealized loss on government securities for 1994 compared to $290,297 in income from operations for 1993 before depreciation of $97,982. Interest income increased $4,462 (86%) as the result of higher interest rates and higher investable cash balances. An unrealized loss of $4,139 was recognized in 1994 in connection with the Partnership's $163,272 investment in a pool of short-term government securities. Operating and General and Administrative costs increased from 1993 to 1994 by $6,840 (4.8%) primarily due to increased repairs and maintenance and management fee expenditures.

   The statement of cash flows reflects proceeds from the sales (purchases) of government securities for 1994 and 1993. These amounts pertain to gross sales and (purchases) of government securities and are not being reflected as net sales or (purchases) for the periods being reported.

   5,096 limited partnership units were outstanding in 1994. The net income per limited partnership unit was $37.57 in 1994 vs.. $32.23 in 1993. Total distributions dropped from $242,060 in 1993 to $222,950 in 1994. Much of this decrease was the result of management's decision to hold back distribution of some earnings in anticipation of a vacancy at the San Marcos building beginning in January 1995. (The space was subsequently re-leased in February 1995).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE
Report of Independent Certified Public Accountants..................     15

Balance Sheets -- December 31, 1995 and 1994 .....................       16

Statements of Income for the years ended
December 31, 1995, 1994, and 1993 ...............................        17

Statements of Partners' Equity for the years ended
December 31, 1995, 1994, and 1993 ...............................        18

Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993 ...............................         19

Summary of Accounting Policies .................................      20-21

Notes to Financial Statements ....................................    22-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Associated Planners Realty Income Fund
 (a California limited partnership)
Los Angeles, California

We have audited the accompanying balance sheets of Associated Planners Realty Income Fund (a California limited partnership) as of December 31, 1995 and 1994 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and
schedule  are  the  responsibility  of  the  Partnership's   management.    Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Income Fund (a California limited partnership), at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in the summary of accounting policies, the Partnership changed its method in accounting for investments in 1994 to conform with SFAS No. 115.

BDO SEIDMAN, LLP

Los Angeles, California
February 12, 1996


ASSOCIATED PLANNERS REALTY INCOME FUND
BALANCE SHEETS



December 31,                                                       1995           1994

ASSETS

Rental real estate, less accumulated
 depreciation (Note 2)                                        $   4,072,847      $ 4,160,924
Cash and cash equivalents                                           261,728           85,804
Investment in government securities,
 at market value                                                          -          163,272
Accounts receivable
 Trade                                                                    -            3,818
 Related party (Note 4)                                                   -            2,173
Other assets                                                         46,443           19,938

Total assets                                                  $   4,381,018      $ 4,435,929

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
 Accounts payable:
  Trade                                                       $       1,016      $    24,110
  Related party (Note 4)                                             22,480              206
 Security deposits                                                   26,290           30,698

Total liabilities                                                    49,786           55,014
PARTNERS' EQUITY (Note 5)
 Limited partners:
   $1,000 stated value per unit - authorized
    12,000 units; issued and outstanding 5,096                    4,124,520        4,196,996
 General partners                                                   206,712          183,919

Total partners' equity                                            4,331,232        4,380,915

Total liabilities and partners' equity                        $   4,381,018      $ 4,435,929

[FN]
     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

ASSOCIATED PLANNERS REALTY INCOME FUND
STATEMENTS OF INCOME


Years ended December 31,                                          1995             1994             1993

REVENUES
 Rental (Notes 2 and 3)                                      $    364,823         $  464,903        $  428,225
 Interest                                                          13,666              9,659             5,197

                                                                  378,489            474,562           433,422

COSTS AND EXPENSES
 Operating                                                         77,744             71,098            57,963
 General and administrative                                        61,386             78,867            85,162
 Depreciation and amortization                                     98,076             97,933            97,982
 Loss on government securities                                      1,605              4,139                 -

                                                                  238,811             252,037           241,107

NET INCOME                                                       $139,678          $  222,525        $  192,315


NET INCOME PER LIMITED PARTNERSHIP UNIT (Note 5)                   $22.94             $37.57              $32.23

[FN]
     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                   STATEMENTS


ASSOCIATED PLANNERS REALTY INCOME FUND
STATEMENTS PARTNERS EQUITY

                                                                Limited Partners                    General

                                                  Total            Units        Amount            Partner

BALANCE, January 1, 1993                    $   4,431,085          5,096        $  4,306,282        $  124,803

 Net income for the year                          192,315              -             164,265            28,050

 Distributions to limited
   partners                                      (242,060)             -            (242,060)                -


BALANCE, December 31, 1993                      4,381,340          5,096           4,228,487           152,853

 Net income for the year                          222,525              -             191,459            31,066

 Distributions to limited
   partners                                      (222,950)             -            (222,950)                -


BALANCE, December 31, 1994                      4,380,915          5,096           4,196,996           183,919

 Net income for the year                          139,678              -             116,885            22,793

 Distributions to limited
   partners                                      (189,361)             -            (189,361)                -

BALANCE, December 31, 1995                  $   4,331,232          5,096        $  4,124,520        $  206,712

[FN]
See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY INCOME FUND
STATEMENTS OF CASH FLOWS



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                            1995               1994               1993

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $     139,678        $   222,525        $   192,315
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                98,076             97,933             97,982
     Increase (decrease) from changes in:
       Government securities                                     163,272              7,246           (170,518)
       Accounts receivable                                         5,991             (1,082)              (119)
       Other assets                                              (26,505)             5,621                145
       Accounts payable                                             (820)           (31,938)             8,597
       Security deposits                                          (4,408)              (693)              (712)

Net cash provided by operating activities                        375,284            299,612            127,690

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to rental real estate                                  (9,999)           (31,136)                 -
Net cash provided by (used in) investing activities               (9,999)           (31,136)                 -

CASH FLOWS FROM FINANCING ACTIVITIES

 Distributions to limited partners                              (189,361)          (222,950)          (242,060)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                             175,924            45,526           (114,370)

CASH AND CASH EQUIVALENTS,
 beginning of year                                                85,804             40,278            154,648

CASH AND CASH EQUIVALENTS,
 end of year                                               $     261,728        $    85,804        $    40,278

[FN]
See accompanying summary of accounting policies and notes to financial statements.

ASSOCIATED PLANNERS REALTY INCOME FUND
SUMMARY OF ACCOUNTING POLICIES


BUSINESS Associated Planners Realty Income Fund ("the Partnership"), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the
                     purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on
                     February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchases such properties on an all cash basis and intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

BASIS OF             The financial statements do not give effect to any assets
PRESENTATION         that the partners may have  outside of their interest  in
                     the  partnership,  nor  to   any  personal  obligations,
                     including income taxes, of the partners.

RENTAL REAL          Assets are  stated at  cost.   Depreciation  is  computed
ESTATE AND           using the  straight-line  method  over  estimated  useful
DEPRECIATION         lives ranging from  31.5 to  40 years  for financial  and
                     income tax reporting purposes.

                     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

LEASE                Lease commissions which are  paid to real estate  brokers
COMMISSIONS          for locating tenants are  capitalized and amortized  over
                     the life of the lease.

RENTAL               Rental revenue is recognized when  the amount is due  and
REVENUE              payable under the terms of a lease agreement.

ASSOCIATED PLANNERS REALTY INCOME FUND
SUMMARY OF ACCOUNTING POLICIES


INVESTMENTS          During  1994,  the  Partnership  changed  its  method  of
                     accounting for Investments. Investments which represent trading securities, are accounted for in accordance with SFAS No. 115. The difference between historical cost and market value are reported as unrealized gains or losses in the statement of income. The effect of this change in accounting policy is not material to the financial statements.

STATEMENTS OF        For  purposes  of  the  statements  of  cash  flows,  the
CASH FLOWS           Partnership considers  cash in  the bank  and all  highly
                     liquid investments purchased with original maturities of three months or less, to be cash and cash equivalents.

USE OF ESTIMATES     The preparation  of  financial statements  in  conformity
                     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                     Actual results could differ from those estimates.

RECLASSIFICATIONS    For comparative purposes, certain prior year amounts have
                     been  reclassified  to  conform   to  the  current   year
                     presentation.

ASSOCIATED PLANNERS REALTY INCOME FUND
NOTES TO FINANCIAL STATEMENTS


1. NATURE OF         The Partnership began accepting subscriptions in  October
   PARTNERSHIP       1987 and closed the offering on  September 5, 1989.   The
                     Partnership began operations in March 1988.

                     Under the terms of the partnership agreement, the General Partners (West Coast Realty Advisors, Inc., and W. Thomas Maudlin, Jr.) are entitled to cash distributions from 10% to 15%. The General Partners are also entitled to net income (loss) allocations varying from 1% to 15% and 1% of depreciation and amortization in accordance with the partnership agreement. Further, the General Partners receive acquisition fees for locating and negotiating the purchase of rental real estate, management fees for operating the Partnership and a commission on the sale of the partnership properties.

2.   RENTAL REAL     The Partnership owns the following two rental real estate
     ESTATE          properties, one  is wholly-owned  and the  second, a  90%
                     undivided interest:

                       Location                             Acquisition
                     (Property Name)    Date Purchased          Cost


                     Chino, California
                      (Yorba Center)    October 25, 1988    $1,851,147
                     San Marcos,
                      California         January 9, 1990     2,806,905

                     The major categories of rental real estate are:

                     December 31,                  1995        1994


                     Land                      $1,282,861   $1,282,861
                     Buildings and
                     improvements               3,416,326    3,406,327

                                                4,699,187    4,689,188
                     Less accumulated
                      depreciation                626,340      528,264

                     Rental real estate, net   $4,072,847   $4,160,924

ASSOCIATED PLANNERS REALTY INCOME FUND
NOTES TO FINANCIAL STATEMENTS



2. RENTAL REAL       A significant portion of the Partnership's rental revenue
   ESTATE            was  earned   from   tenants   whose   individual   rents
   (CONTINUED)       represented  more  than  10%  of  total  rental  revenue.
                     Specifically:

                        Two tenants accounted for 12% and 52% in 1995; Two tenants accounted for 10% and 62% in 1994; Two tenants accounted for 10% and 72% in 1993.


3. FUTURE            As of  December 31,  1995, future  minimum rental  income
   MINIMUM           under existing leases,  excluding month  to month  rental
   RENTAL INCOME     agreements, that  have remaining  noncancelable terms  in
                     excess of one year are as follows:

                     Years ending
                     December 31,                            Amount


                       1996                                  $353,234
                       1997                                   329,136
                       1998                                   163,333
                       1999                                    37,903
                       2000                                    36,825

                       Total                                 $920,431


                     Future minimum rental income does not include lease renewals or new leases that may result after a noncan-celable-lease expires.

ASSOCIATED PLANNERS REALTY INCOME FUND
NOTES TO FINANCIAL STATEMENTS

4. RELATED PARTY     (a)  In  accordance  with   the  partnership   agreement,
   TRANSACTIONS      compensation earned  by  or services  reimbursed  to  the
                     corporate General Partner consisted of the following:

                     Years ended December 31,         1995     1994     1993


                     Partnership management fees   $21,092   $24,773  $26,896
                     Administrative services:
                       Data processing               4,709    4,877    4,770
                       Postage                       2,582    2,247    2,460
                       Investor processing           1,884    1,951    1,908
                       Duplication                     942      975      954
                       Investor communications       1,413    1,463    1,431
                       Miscellaneous                   471      487      477


                                                   $33,093   $36,773 $38,896

ASSOCIATED PLANNERS REALTY INCOME FUND
NOTES TO FINANCIAL STATEMENTS


                     (b) The Partnership owns a 90% undivided interest in property located in San Marcos, California. The remaining 10% interest is owned by Associated Planners Realty Growth Fund, an affiliate.

                     (c) Property management fees incurred in accordance with the partner ship agreement with West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $17,568, $24,760 and $22,886 for 1995,
                     1994 and 1993. Related party accounts payable to West Coast Realty Management, Inc. at December 31, 1995 and 1994 were $4,973 and $206. Related party accounts payable to West Coast Realty Advisors, Inc. at December 31, 1995 was $6,000. Related party accounts payable to Associated Financial Group, Inc. at December 31, 1995 was $11,507.

                     (d) Related party accounts receivable from Associated Planners Realty Growth Fund, at December 31, 1994 was $2,173.

ASSOCIATED PLANNERS REALTY INCOME FUND
NOTES TO FINANCIAL STATEMENTS


5. NET INCOME        The Net Income per Limited Partnership Unit  was computed
   AND CASH          in accordance with the partnership agreement on the basis
   DISTRIBUTIONS     of the  weighted average  number of  outstanding  Limited
   PER LIMITED       Partnership Units of 5,096 for 1995, 1994 and 1993.
   PARTNERSHIP
   UNIT              The  Limited  Partner  cash  distributions,  computed  in
                     accordance  with  the  Partnership  Agreement,  were   as
                     follows:

                                   Outstanding       Amount          Total
                     Record Date       Units         Per Unit     Distribution


                     September 30, 1995  5,096     $   12.5000    $    63,700
                     June 30, 1995       5,096         10.0000         50,960
                     March 31, 1995      5,096          8.4088         42,851
                     December 31, 1994   5,096          6.2500         31,850


                     Total                                           $189,361


                     September 30, 1994  5,096     $    6.2500    $    31,850
                     June 30, 1994       5,096         12.5000         63,700
                     March 31, 1994      5,096         12.5000         63,700
                     December 31, 1993   5,096         12.5000         63,700


                     Total                                           $222,950



                     September 30, 1993  5,096     $   12.5000    $    63,700
                     June 30, 1993       5,096         12.5000         63,700
                     March 31, 1993      5,096         12.5000         63,700
                     December 31, 1992   5,096         10.0000         50,960


                     Total                                           $242,060


                     Distributions are paid in the fiscal quarter following the record date.

ASSOCIATED PLANNERS REALTY INCOME FUND
NOTES TO FINANCIAL STATEMENTS


6. NEW               Statement of  Financial  Accounting  Standards  No.  121,
   ACCOUNTING        "Accounting for the Impairment  of Long-Lived Assets  and
   PRONOUNCE-        for Long-Lived Assets to Be  Disposed of" (SFAS No.  121)
   MENTS             issued by the Financial Accounting Standards Board (FASB)
                     is effective for  financial statements  for fiscal  years
                     beginning after  December 15,  1995.   The  new  standard
                     establishes  new  guidelines  regarding  when  impairment
                     losses on  long-lived  assets, which  include  plant  and
                     equipment, and  certain identifiable  intangible  assets,
                     should be recognized and how impairment losses  should be
                     measured.  The Partnership has elected the early adoption
                     of SFAS  No. 121.    This change  had  no effect  on  the
                     statement of income for the year ended December 31, 1995.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership is managed by the General Partners and the Limited Partners have no right to participate in the management of the Partnership or its business.

     Resumes of the General Partners' principal officers and directors and a description of the General Partners are set forth in the following paragraphs. See description below.

WEST COAST REALTY ADVISORS, INC.

     West Coast Realty Advisors, Inc. ("WCRA") is a California corporation formed on May 10, 1983 for the purpose of structuring real estate programs and to act as general partner of such programs. It is a subsidiary of Associated Financial Group, Inc.

     PHILIP N. GAINSBOROUGH (Born 1938) is Chairman and a Director of West Coast Realty Advisors, Inc. He is also currently the President of Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Insurance Services, Inc., and Associated Planners Investment Advisory, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc.
From January 1977 to December 1980, he was employed by E.F.Hutton & Co. as a Registered Representative.

     W. THOMAS MAUDLIN JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA"). He is also co-General Partner (with WCRA) of the Partnership. Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165,000 square foot, fourteen-story office building located in West Los Angeles. Form 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which included a 42,000 square-foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building in San Bernardino, California, a 134-unit condominium development, a shopping center, and a restaurant in Ventura.
He is a graduate of the University of Southern California.

     WILLIAM T. HAAS (Born 1946 ) is a Director and Executive Vice President/Secretary of West Coast Realty Advisors, Inc., Associated Planners
Insurance Services, Associated Securities Corp., and Associated Planners Investment Advisory, Inc. He is also Executive Vice President/Secretary and a Director of Associated Financial Group, Inc. He has been affiliated with various Associated companies since 1982. From December 1977 to December 1982, Mr. Haas was employed by the National Association of Securities Dealers, Inc. in various capacities, including that of Supervisor of Examiners. From 1968 to 1977, he was associated with Merrill Lynch as a branch office operations manager, and in the home office Operations Liaison department.

     MICHAEL G. CLARK (Born 1956) is Senior Vice President/Treasurer of West Coast Realty Advisors, Inc., Associated Financial Group, Inc., and Associated Securities Corp. Prior to joining AFG in 1986, he served as Controller for
Quest Resources, a Los Angeles-based syndicator and operator of alternative energy projects, from October 1984 to March 1986, and Assistant Controller for Valley Cable T.V., from March 1982 through September 1984. In addition, Mr. Clark served as an auditor for Arthur Young & Co. in Los Angeles, from July 1978 to March 1982. He is a graduate of the University of California, Santa Barbara
(BA) and California State University, Northridge (MS).

ITEM 11.  EXECUTIVE COMPENSATION

     During its last calendar year, the Registrant paid no direct or indirect compensation to directors or officers.

     The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     The Registrant is a limited partnership and has no officers or directors. The Registrant has no outstanding securities possessing general voting rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in December 1986 as a California Limited Partnership. Its General Partners (collectively referred to herein as the "General Partner") are West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr., an individual. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in March 1987, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. For the year ended December 31, 1995, the amount paid the General Partner was $21,092. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1995, the Partnership reimbursed $12,000 to the General Partner for these expenditures.

     2. For property management services, the General Partner engaged West Coast Realty Management, Inc. ("WCRM") an affiliate of the General Partner. For the year ended December 31, 1995, the Partnership incurred property management fees of $17,568 with WCRM.

     3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation and amortization. For the year ended December 31, 1995 this resulted in a $23,774 allocation of net income before depreciation and amortization and a $981 allocation of depreciation and amortization, or a net income allocation of $22,793.

     4. On December 31, 1995 the Partnership was indebted to WCRM for $4,973, which was paid subsequent to year-end.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   FINANCIAL STATEMENTS
          The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in PART II, ITEM 8:

                                                                       PAGE

Report of Independent Certified Public Accountants.................     15

Balance Sheets -- December 31, 1995 and 1994 ......................     16

Statements of Income for the years ended
     December 31, 1995, 1994, and 1993 .........................        17

Statements of Partners' Equity for the years ended
     December 31, 1995, 1994, and 1993 .........................        18

Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993 .........................         19

Summary of Accounting Policies ................................      20-21

Notes to Financial Statements ...................................    22-27



     2.   FINANCIAL STATEMENT SCHEDULES

Schedule III  --Real Estate and Accumulated Depreciation ......         33

All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)  REPORTS ON FORM 8-K

     NONE

(c)  EXHIBITS

     NONE


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
Information required by Rule 12-28 is as follows:

             --Initial Cost--   Cost           Gross Amount at Which                        Life (Years)
                            Capitalized      Carried at Close of Period                      on which
                  Building  Subsequent          Building                                   Depreciation
                      &      Acquisition            &                            Year         Computed
                   Improve-  Improvements         Improve-   Total Accumulated Construct- Date  Building
Description    Land  ments                  Land    ments     Cost    Deprecia  Completed Acquir Improve
                                                                         tion               ed     ments
Yorba Center
Chino,         555,344  1,295,803  31,136   555,344 1,326,939 1,882,283  269,625  1987   10-88 31.5-40
California

San Marcos
Industrial
Building
San Marcos,
California     727,517  2,079,388   9,999   727,517 2,089,387 2,816,904  356,715  1986   1-90  31.5-40


TOTAL        1,282,861  3,375,191  41,135 1,282,861 3,416,326 4,699,187  626,340



There were no mortgage notes payable on the properties at December 31, 1995.

A reconciliation of accumualted                         A reconciliation of
depreciation is as follows:                             the total cost is as
                                                        follows:

Balance at December 31,               $333,023          Balance at December
1992...................                                 31,                    $4,658,052
 ......................                                  1992................
                                                        ....................
                                                        .....
1993 Depreciation                       97,308          1993 Additions
 .......................                                 ....................
 .......................                                 ....................
 ...................                                     ....................
                                                        .....

Balance at December 31,                430,331          Balance at December     4,658,052
1993...................                                 31,
 ......................                                  1993................
                                                        ....................
                                                        .....
1994 Depreciation                       97,933          1994 Additions             31,136
 .......................                                 ....................
 .......................                                 ....................
 ...................                                     ....................
                                                        .....

Balance at December 31,                528,264          Balance at December     4,689,188
1994                                                    31, 1994
 .......................                                 ....................
 .................                                       ....................

1995 Depreciation                       98,076          1995 Additions              9,999
 .......................                                 ....................
 .......................                                 ....................
 ...................                                     ....................
                                                        .....
Balance at December 31,               $626,340          Balance at December
1995                                                    31, 1995                 $4,699,187
 .......................                                 ....................
 .................                                       ....................



                                                             SIGNATURES


     Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


April 1, 1996