Form 10-Q
period 1996-03-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1996-05-14
CIK 808420

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
      (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                 MARCH 31, 1996

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

ITEM 1.   FINANCIAL STATEMENTS

In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1996 and 1995, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                                BALANCE SHEETS
               MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                          MARCH 31, 1996  DECEMBER 31, 1995
ASSETS

RENTAL REAL ESTATE, net of
accumulated depreciation (Note 2)             $4,048,292         $4,072,847
CASH AND  CASH EQUIVALENTS                       241,041            261,728
OTHER ASSETS                                      55,236             46,443

                                              $4,344,569         $4,381,018


LIABILITY AND PARTNERS' EQUITY

ACCRUED LIABILITIES                             $  5,398          $  23,496
SECURITY DEPOSITS & PREPAID RENTS                 29,717             26,290

                                                  35,115             49,786
COMMITMENTS & CONTINGENCIES
 PARTNERS' EQUITY:
Limited Partner:
$1,000 stated value per unit;
authorized 12,000 units; issued - 5,096        4,272,740          4,124,520
General Partners:                                 36,714            206,712

TOTAL PARTNERS' EQUITY                         4,309,454          4,331,232

                                              $4,344,569         $4,381,018

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' EQUITY

                      THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)
                                             LIMITED  PARTNERS      GENERAL
                                    TOTAL    UNITS       AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1995     $4,331,232    5,096    $4,124,520    206,712

Net income                         49,000      ---        41,890      7,110

Reallocation of balances prior        ---      ---       170,030   (170,030)
  to January 1, 1996 (Note 6)

Distributions to general partner   (7,078)     ---          ---      (7,078)

Distributions to limited partners (63,700)     ---      (63,700)       ---


BALANCE, MARCH 31, 1995        $4,309,454    5,096     $4,272,740  $ 36,714


                      THREE MONTHS ENDED MARCH 31, 1995
                                 (UNAUDITED)

                                             LIMITED  PARTNERS      GENERAL
                                    TOTAL    UNITS       AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1994     $4,380,915    5,096    $4,196,996   $183,919

Net income                         20,715      ---        16,437      4,278

Distributions to limited partners (31,850)     ---       (31,850)       ---


BALANCE, MARCH 31, 1995        $4,369,780    5,096    $4,181,583   $188,197

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)

                                             THREE MONTHS         THREE MONTHS
                                                    ENDED                ENDED
                                           MARCH 31, 1996       MARCH 31, 1995
REVENUES:
   Rental                                        $103,381              $71,338
   Intere                                           2,906                2,601

                                                  106,287               73,939

COST AND EXPENSES:
   Operating                                       15,511               10,592
   Property tax                                     3,690                4,290
   Property management fees (Note 3 (c))            4,398                3,202
   General and administrative                       9,133               15,258
   Unrealized(gain)loss-government securities
   account                                            ---              (4,637)
   Depreciation and amortization                   24,555               24,519

                                                   57,287               53,224

NET INCOME                                        $49,000              $20,715

NET INCOME
   PER LIMITED PARTNERSHIP UNIT                     $8.22                $3.23

[FN]
               See accompanying notes to financial statements.

               ASSOCIATED PLANNERS REALITY INCOME FUND
                  (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED)

                                            THREE MONTHS         THREE MONTHS
                                                   ENDED                ENDED
                                          MARCH 31, 1996       MARCH 31, 1995
Cash flows from operating activities:

Net Income                                        $49,000              $20,715
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation and amortization                    24,555               24,519
Increase (decrease) from changes in:
 Other assets                                     (8,792)             (41,491)
 Accounts payable                                (18,098)                7,388
 Security deposit and prepaid rents                 3,426                5,445

Net cash provided by operating                     50,091               16,576
activities


Cash flows from investing activities:

Additions to government securities                    ---                (722)
investment
Additions to real estate                              ---             (10,000)
Net unrealized (gain) loss--government
securities                                            ---              (4,637)

Net cash used by investing activities                 ---             (15,359)

Cash flows from financing activities:

  Distributions to general partners               (7,078)                  ---
  Distributions to limited partners              (63,700)             (31,850)

  Net cash used in financing activities          (70,778)             (31,850)

Net (decrease) in cash and cash                  (20,687)             (30,633)
equivalents

Cash and cash equivalents at beginning            261,728               85,804
of period

CASH AND CASH EQUIVALENTS AT END OF              $241,041              $55,171
PERIOD

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Income Fund (the "Partnership), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchases such properties on an all cash basis and intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

BASIS OF PRESENTATION
The financial statements do not give effect to any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

RENTAL REAL ESTATE AND ESTATE AND DEPRECIATION
Assets are stated  at cost.   Depreciation is computed  using the  straight-line
method over estimated useful lives ranging from 31.5 to 40 years for financial reporting and income tax reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market vale is required.

LEASE COMMISSIONS
Lease commissions which are paid to real estate brokers for locating tenants are capitalized and amortized over the life of the lease.

RENTAL REVENUE
Rental revenue is recognized when the amount is due and payable under the terms of a lease agreement.

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

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, the Partnership considers cash in the bank and all highly-liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995

NOTE 1 - NATURE OF PARTNERSHIP BUSINESS

Associated Planners Realty Income Fund, a California limited partnership (the "Fund"), was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring, managing, and operating income-producing real estate.

The Partnership began accepting subscriptions in October 1987 and closed the offering on September 5, 1989. The Partnership began operations in March 1988. Under the terms of the partnership agreement, the General Partners (West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr.) are entitled to cash distributions from 10% to 15%. The General Partners are also entitled to net income (loss) allocations varying from 1% to 15% and 1% of depreciation and amortization in accordance with the partnership agreement. Further, the General Partners receive acquisition fees for locating and negotiating the purchase of rental real estate, management fees for operating the Partnership and a commission on the sale of the partnership properties.

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties, one is wholly-owned and the second, a 90% undivided interest:
                                                            Acquisition
Location (Property Name)              Date Purchased            Cost

Chino, California
(Yorba Center)                      October  25, 1988      $ 1,851,147
San Marcos, California               January 9, 1990         2,806,905

The major  categories  of  rental
real estate:
                                         March 31, 1996    December 31, 1995

Land                                         $1,282,861           $1,282,861
Building and Improvements                     3,416,326            3,416,326

                                              4,699,187            4,699,187
Less accumulated depreciation                   650,895              626,340

Net rental real estate                        4,048,292            4,072,847

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)


NOTE 2 - RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

            Two tenants accounted for 54% and 10% in 1996
            Two tenants accounted for 12% and 53% in 1995

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $7,078 for the three months ended March 31, 1996 and $3,539 for the three months ended March 31, 1995. See Note 6.
      (b) For administrative services rendered to the Partnership, the General Partner, in accordance with the partnership agreement, was reimbursed $3,000 for the three months ended March 31, 1996 and 1995.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,398 for the three months March 31, 1996, and $3,202 for the three months ended March 31, 1995.

      (d) During 1990, the Partnership acquired a 90% undivided interest in property located in San Marcos, California (Note 2). The remaining 10% interest is owned by Associated Planners Realty Growth Fund, an affiliate.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT
The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1996 and 1995.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date             Outstanding        Amount            Total
                           Units          Per Unit        Distribution

September 30, 1995         5,096           $12.500          $63,700
June 30, 1995              5,096            10.000           50,960
March 31, 1995             5,096            8.4088           42,851
December 31, 1994          5,096            6.2500           31,850

Total                                                       $189,361

September 30, 1994         5,096           $6.2500          $31,850
June 30, 1994              5,096           12.500            63,700
March 30, 1994             5,096           12.500            63,700
December 31, 1993          5,096           12.500            63,700


Total                                                    $  222,950

Distributions were paid in the fiscal quarter following the record date.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
(SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. This adoption had no effect on the statement of income for the quarter ended March 31, 1996 as there were no impairment amounts recorded during the period.

NOTE 6 - REALLOCATION OF PARTNER BALANCES

Per the provisions of Section 11.1 (V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure the ambiguities" caused by the Agreement itself. The ambiguity involved the treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, when in fact, it was recently determined, that these fees should have been treated as a general partner withdrawl of capital. In order to properly reflect this inception to date correction, a transfer of $170,030 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

NOTE 7 - SUBSEQUENT EVENTS

The Partnership distributed $66,248 ($13.00 per unit) on May 6, 1996 to Limited Partners as of March 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

On February 6, 1996, the Partnership made distributions to the limited partners totaling $63,700, ($12.50 per unit), of which approximately $14,700 constituted a return of capital to the unit holders of record at December 31, 1995. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.
Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

      1.    Relative risk of the partnership;
      2.    Condition of the partnership's properties;
      3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and
      4.    Distribution to partners

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partenrship's prospectus; the Partnership had more than enough funds to meet this requirement as of March 31, 1996. Related to the property reserve requirement is the second point - the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the quarter ended March 31, 1996 the Partnership paid the General Partner a partnership management fee of $7,078 and distributed $63,700 to the limited partners of which $14,700 constituted a return of capital. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

The effects of the slowdown in the economy, inflation and changing prices have not had a material impact on the Partnership's revenues and income from operations.. During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in the leases with its properties' tenants that would help alleviate much of the negative impact of inflation.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. This adoption had no effect on the statement of income for the quarter ended March 31, 1996 as there were no impairment amounts recorded during the period.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1996 and 1995 reflect full quarters of rental activities for the Partnership's properties. However, the San Marcos property was not leased from January 8 to February 12, 1995. This was due to vacancy at the property between the time that the Professional Care Products (previous tenant) lease terminated and the No Fear (current tenant) lease began. In addition to the vacancy at the property, the lease rate that No Fear entered into was approximately 30% less than the rate that Professional Care Products was paying during its tenancy. The occupancy rate at the Yorba Center Shopping Center was at 100% as of March 31, 1996 (as compared to 90% at March 31, 1995), the drop in rental rates at the San Marcos property (discussed above), offset by increased occupancy was responsible for a 45% ($32,043) increase in rental revenue for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

Primarily due to the partial vacancy at the San Marcos property, operating expenses increased 46% ($4,919) as the result of less costs that the Partnership was able to pass on to tenants. However, the Partnership also experienced a 40.1% decrease in general and administrative costs ($6,125) due to lower insurance costs and lower legal & accounting expenses. The Partnership also experienced a 11.7% ($305) increase in the interest income due to larger cash reserve balances maintained during 1996 as compared to 1995.

Overall, the Partnership generated $73,555 in income from operations before depreciation expense of $24,555 for the quarter ended March 31, 1996. This compares favorably to 1995 when income from operations totaled $45,234 before depreciation of $24,519 and gain on government securities of $4,637. Net income per limited partnership unit rose from $3.23 in 1995 to $8.22 in 1996. The number of limited partnership units outstanding in each quarter was 5,096.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS (CONT.)

In 1994, the Partnership purposely started reducing the amount of distributions to investors in anticipation of lower rental revenues from the San Marcos property. Up until January 1995, it was not clear to the General Partner as to what rent, if any, could be realized on an ongoing basis from the San Marcos Property. Distributions to limited partners fell from a high of $47.50 per unit in 1993, to $43.75 in 1994, to $37.16 in 1995. With the placement of a tenant in the San Marcos Building (No Fear, Inc.) and the build-up of a track record of rent collections from the tenant, the general partner now feels it would be prudent to make cash distributions to limited partners so that a large portion of the large cash balance is gradually paid out (contingent upon maintenance of reasonable reserve levels). Therefore, distributions are expected to total between $40.00 and $45.00 per unit for 1996.

During the quarter ended March 31, 1996, $50,091 in cash was provided by operating activities. This resulted from a net cash basis income of $73,555 from operations (net income plus depreciation expense) plus a $3,426 increase in security deposits and prepaid rents (primarily due to a new tenant security deposit receivable plus prepaid April 1996 rent received in March 1996). These amounts were offset by a $8,792 increase in other assets (primarily due to a increase in deferred rent receivable due to free tenant rent for January 1996), and a $18,098 decrease in accounts payable (primarily due to a decrease in the amount of trade payables). There were no investing activities for the quarter ended March 31, 1996. Cash used in financing activities totaled $70,778 due to $63,700 distributed to the limited partners during the quarter and $7,078 distributed to the general partner for partnership management fees.

The area in which Yorba Center operates continues to experience a relatively high level of economic vitality, and the General Partner does not foresee significant challenges in keeping the center occupied by various small retailers and service businesses.

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



                         ASSOCIATED PLANNERS REALTY INCOME FUND
                            A California Limited Partnership
                                    (Registrant)





 May 14, 1996            By:  WEST COAST REALTY ADVISORS, INC.
                                  A California Corporation,
                                      A General Partner




                                    William T. Haas
                    Director and Executive Vice President/Secretary





May 14, 1996
                                     Michael G. Clark
                                 Vice President/Treasurer