Form 10-K/A
period 1995-12-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1996-05-29
CIK 808420

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

                   FINANCIAL DATA SCHEDULE - EXHIBIT 27

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                    Associated Planners Realty Income Fund
                            					(Registrant)

Date:	May 29, 1996


By:	  West Coast Realty Advisors, Inc. (Advisor)

			By:
			        Michael G. Clark, Vice President/Treasurer