Form 10-Q
period 1996-06-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1996-08-14
CIK 808420

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     JUNE 30, 1996


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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1996 and 1995, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                                         JUNE 30, 1996    DECEMBER 31, 1995
ASSETS

RENTAL REAL ESTATE, net of
accumulated depreciation (Note 2)             $4,023,738         $4,072,847
CASH AND  CASH EQUIVALENTS                       199,973            261,728
OTHER ASSETS                                      77,634             46,443

                                              $4,301,345         $4,381,018

LIABILITY AND PARTNERS' EQUITY

ACCRUED LIABILITIES                             $  1,663          $  23,496
SECURITY DEPOSITS & PREPAID RENTS                 27,368             26,290

                                                  29,031             49,786
COMMITMENTS & CONTINGENCIES
 PARTNERS' EQUITY:
Limited Partner:
$1,000 stated value per unit;
authorized 12,000 units;issued - 5,096         4,237,104          4,124,520
General Partners:                                 35,210            206,712
TOTAL PARTNERS' EQUITY                         4,272,314          4,331,232
                                              $4,301,345         $4,381,018

[FN]
              See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' EQUITY

                        SIX MONTHS ENDED JUNE 30, 1996
                                 (UNAUDITED)

                                               LIMITED  PARTNERS     GENERAL
                                      TOTAL    UNITS     AMOUNT      PARTNER
BALANCE, DECEMBER 31, 1995       $4,331,232    5,096    $4,124,520   $206,712

Net income                           85,469      ---        72,502     12,967

Reallocation of balances prior
 to January 1, 1996 (Note 6)            ---      ---       170,030   (170,030)

Distribution to general partners    (14,439)     ---           ---    (14,439)

Distributions to limited partners  (129,948)     ---      (129,948)       ---

BALANCE, JUNE 30, 1996           $4,272,314    5,096    $4,237,104    $35,210


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

[FN]
               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME
              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)

                          THREE MONTHS     THREE MONTHS   SIX MONTHS     SIX MONTHS
                              ENDED           ENDED         ENDED          ENDED
                              JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                                1996           1995       1996               1995
REVENUES:
Rental                            $98,579      $102,270      $201,959      $175,633
Interest                            7,905         3,549        10,812         5,526

                                  106,484       105,819       212,771       181,159

COSTS AND EXPENSES:
Operating                          16,345        20,504        31,857        33,338
Property taxes                     13,267         5,003        16,957         9,293
Property management fees            5,115         4,226         9,513         7,428
General and administrative         10,733        15,493        19,866        29,021
Unrealized (gain) loss from investment in
  government securities               ---         2,607           ---        (2,030)
Depreciation and amortization      24,555        24,519        49,109        49,038

                                   70,015        72,352       127,302       126,088

NET INCOME                        $36,469       $33,467       $85,469       $55,071


NET INCOME PER
LIMITED PARTNERSHIP UNIT            $6.01         $5.48        $14.23         $8.86

[FN]
               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)
                                                SIX MONTHS         SIX MONTHS
                                                   ENDED              ENDED
                                              JUNE 30, 1996      JUNE 30, 1995
Cash flows from operating activities:
Net Income                                        $85,469             $55,071
Adjustments to reconcile net income to
net cashprovidedbyoperating activities:
 Depreciation and amortization                     49,109              49,038
 Net proceeds from sales of investments
  in government securities                            ---              (3,647)
 Unrealized (gain) from investment
  in government securities                            ---              (2,030)
Increase (decrease) from changes in:
 Other assets                                     (31,191)            (40,651)
 Accounts payable                                 (21,833)             (6,629)
 Security deposits and prepaid rents                1,078                (150)

Net cash provided by operating activities          82,632              51,002


Cash flows from investing activities:
  Additions to real estate                            ---             (10,000)

Net cash used by investing activities                 ---             (10,000)


Cash flows from financing activities:
  Distributions to general partners               (14,439)                ---
  Distributions to limited partners              (129,948)            (75,329)

Net cash used in financing activities            (144,387)            (75,329)

Net (decrease) in cash and cash equivalents       (61,755)            (34,327)

Cash and cash equivalents at beginning of period  261,728              85,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $199,973             $51,477

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995

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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties, one is wholly-owned and the second, a 90% undivided interest:
                                                              Original
Location (Property Name)              Date Purchased        Acquisition
                                                                Cost
Chino, California
(Yorba Center)                      October  25, 1988            $ 1,851,147
San Marcos, California               January 9, 1990               2,806,905

The major  categories  of  rental real estate:

                                          June 30, 1996    December 31, 1995

Land                                         $1,282,861           $1,282,861
Building and Improvements                     3,416,326            3,416,326
                                              4,699,187            4,699,187
Less accumulated depreciation                   675,449              626,340

Net rental real estate                        4,023,738            4,072,847

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 2 - RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Specifically:

            Two tenants accounted for 54% and 10%, respectively, in 1996 Two tenants accounted for 12% and 53%, respectively, in 1995

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $7,361 for the quarter ended June 30, 1996 and $4,813 for the quarter ended June 30, 1995, and $14,439 for the six months ended June 30, 1996 and $8,352 for the six months
ended June  30, 1995.   The amounts paid to the general partner in 1995
were treated as an expense of the Partnership, while the amounts paid in 1996 were treated as distributions to the general partner (see Note 6).

      (b) For administrative services provided to  the Partnership, the
General Partner,  in  accordance  with  the   partnership  agreement,  is
entitled   to reimbursement for the cost  of certain personnel and
relevant expenses.   These amounts totaled $6,000 for the six months ended
June 30, 1996 and June 30,  1995 and $3,000 for the quarters ending
June 30, 1996 and 1995.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $5,115 for the quarter ended
June 30, 1996, and $4,226 for the quarter ended June 30, 1995, and $9,513 for the six months ended June 30, 1996 and $7,428 for the six months ended June 30, 1995.

      (d) During 1990, the Partnership acquired a 90% undivided interest in property located in San Marcos, California (Note 2). The remaining 10% interest is owned by Associated Planners Realty Growth Fund, an affiliate.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1996 and 1995.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date             Outstanding        Amount            Total
                           Units          Per Unit        Distribution

March 31, 1996             5,096           $13.00           $66,248
December 31, 1995          5,096            12.50            63,700

Total                                                       $129,948

March 31, 1995             5,096             8.5000          43,479
December 31, 1994          5,096             6.2500          31,850

Total                                                       $75,329

Distributions were paid in the fiscal quarter following the record date.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the six months ended June 30, 1996 as there were no impairment amounts recorded during the period.

NOTE 6 - REALLOCATION OF PARTNER BALANCES

Per the provisions of Section 11.1 (V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure the
ambiguities" caused by the  Agreement itself.   The ambiguity involved  the
treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, when in fact, it was recently determined, that these fees should have been treated as a general partner withdrawal of capital. In order to properly reflect this inception to date correction, a transfer of $170,030 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

NOTE 7 - SUBSEQUENT EVENTS

The Partnership distributed $50,960 ($10.00 per unit) on August 6, 1996 to Limited Partners as of June 30, 1996.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The Partnership began offering for sale limited partnership units on
October 20, 1987. On February 26, 1988, the Partnership reached its minimum offer level of $1,200,000. The Partnership sold units throughout the remainder of the year, and had raised $3,891,000 in gross proceeds or $3,483,788 net of syndication costs and sales commissions as of
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

LIQUIDITY AND CAPITAL RESOURCES

On February 6, and May 6, 1996, the Partnership made distributions to the limited partners totaling $63,700 and $66,248, ($12.50 and $13.00 per unit), of which approximately $14,700 and $17,248 constituted a return of capital to the unit holders of record at December 31, 1995 and March 31, 1996, respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.

Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

      1.   Relative risk of the partnership;
      2.   Condition of the partnership's properties;
      3. Stage in the partnership's life cycle (e.g., money-raising, acquisition,operating or disposition phase); and
      4.   Distribution to partners

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership
properties  are  acquired without the  use  of debt  financing.   This  is
a minimum  guideline  that  is disclosed in the Partnership's prospectus;
the Partnership had more than  enough funds to meet this  requirement as of
June  30, 1996.   Related to the  property reserve requirement is  the second point - the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair
expenditures  are anticipated.   The third point  is relevant to  the
Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions.
The Partnership makes distributions from  operations quarterly.   Such
distributions are  subject  to payment  of  Partnership   expenses  and
reasonable   reserves  for   expenses, maintenance, and replacements.

During the six months ended June 30, 1996 the Partnership paid the General Partner a partnership management fee of $14,439 and distributed $129,948 to the limited partners of which $31,948 constituted a return
of  capital.    The partnership management fee  distribution to the  general partner was  calculated and paid in accordance with the Partnership Agreement.

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

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which
include  plant and equipment,   and  certain identifiable intangible assets,
should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No.121 on January 1, 1996. This adoption had no effect on the statement of income for the six months ended June 30, 1996 as there were no impairment amounts recorded during the period.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)


RESULTS OF OPERATIONS

Operations for the six months ended June 30, 1996 and 1995 reflect full quarters of rental activities for the Partnership's properties. However, the San Marcos property was not leased from January 8 to February 12, 1995. This was due to vacancy at the property between the time that the Professional Care Products (previous tenant) lease terminated and the No Fear (current tenant) lease began. In addition to the vacancy at the property, the lease rate that No Fear entered into was approximately 30% less than the rate that Professional Care Products was paying during its tenancy. The occupancy rate at the Yorba Center Shopping Center was at 100% as of June 30, 1996 (as compared to 90% at June 30, 1995). The increased occupancy at the Yorba Center Shopping Center, offset by the drop in rental rates at the San Marcos property, was responsible for a 15% ($26,326) increase in rental revenue for the six months ended
June 30, 1996 as compared to the six months ended June 30, 1995.

Operating expenses decreased 4.4% ($1,481) as the result of less repairs and maintenance costs at the Yorba Center Shopping Center property. The Partnership also experienced a 31.5% decrease in general and administrative costs ($9,155) due to lower insurance costs and lower legal & accounting expenses. Interest income increased $5,286 due to larger cash reserve balances maintained during the first six months of 1996 as compared to the first six months of 1995.

Overall, the Partnership generated $134,578 in income from operations before depreciation expense of $49,109 for the six months ended
June 30, 1996.   This compares favorably to 1995 when income from operations totaled $104,109 before depreciation of $49,038 and gain on government securities of $2,030. Net income per limited partnership unit rose from
$8.86 in  1995 to $14.23  in 1996.   The number of limited partnership units
outstanding in each period was 5,096.

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

In addition, the Partnership is currently considering purchasing the 10% portion of the San Marcos Building that it does not already own. This purchase is being contemplated in order to increase the level of cash distributions to the limited partners in 1997, and ultimately, increase the value of their investment in the Partnership. This purchase is contingent upon a number of factors including approval from the State of California to allow the seller (Associated Planners Realty Growth Fund, an affiliated partnership) to sell the interest, acceptance by the Partnership of the sales price as being reasonable, and sufficient cash
resources to purchase  the interest.   Given  these contingencies,  there is
no assurance that the Partnership will purchase this additional interest in
the San Marcos property.   However, in anticipation  of the purchase taking
place, the general partner anticipates that cash distributions will remain at a lower level of $10.00 per unit through February 1997 to finance the purchase of the 10% interest. If it appears the purchase will not take place, it is anticipated that distributions to the limited partners would be restored to the $12.00 to $13.00 per unit level.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

RESULTS OF OPERATIONS (CONT.)

During the six months ended June 30, 1996, $82,632 in cash was provided by operating activities. This resulted from a net cash basis income of $134,578 from operations (net income plus depreciation expense) plus a
$1,078 increase in security deposits and prepaid rents (primarily due to a new tenant security deposit receivable plus prepaid April 1996 rent received
in March 1996).   These amounts were offset by a  $31,191 increase in other
assets (primarily due to a increase in prepaid assets and deferred rent receivable due to free tenant rent for January 1996), and a $21,833 decrease in accounts payable (primarily due to a decrease in the amount of trade payables). In contrast, during the six months ended June 30, 1995, $51,002 in cash was provided by operating activities. The increase in operating activities of $31,604 ($85,632 minus $51,002) was primarily the result of the $30,398 increase in net income for the six months ended
June 30,1996 compared to the six months ended June 30, 1995.   There  were
no investing activities for the six months ended  June 30, 1996.   In
contrast, $10,000 in investing activities was used for tenant improvements on the San Marcos property during the six months ended June 30, 1995. Cash used in financing activities totaled $144,387 due to $129,948 distributed to the limited partners and $14,439 distributed to the general partner for partnership management fees during the six months ended June 30, 1996. In contrast, $75,329 in financing activities was used for distributions to limited partners during the six months ended
June 30, 1995.

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



                         ASSOCIATED PLANNERS REALTY INCOME FUND
                            A California Limited Partnership
                                    (Registrant)





August 14, 1996          By:  WEST COAST REALTY ADVISORS, INC.
                                 A California Corporation,
                                   A General Partner




                                    Neal E. Nakagiri
                                 Vice President / Secretary





August 14, 1996
                                     Michael G. Clark
                                Vice President/Treasurer