Form 10-Q
period 1996-09-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1996-11-13
CIK 808420

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
          (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    SEPTEMBER 30, 1996


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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1996 and 1995, have been made in the following financial statements which are of
normal recurring  entries in  nature.   However, such  financial statements are
unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                            SEPTEMBER 30,    DECEMBER 31, 1995
                                                1996
ASSETS

RENTAL REAL ESTATE, net of
accumulated depreciation (Note 2)                $3,999,183         $4,072,847

CASH & CASH EQUIVALENTS                             245,154            261,728

OTHER ASSETS                                         50,898             46,443

                                                 $4,295,235         $4,381,018


LIABILITIES AND PARTNERS' EQUITY

ACCRUED LIABILITIES                                 $14,830            $23,496
PROPERTY SECURITY DEPOSITS                           26,545             26,290

     TOTAL LIABILITIES                               41,375             49,786
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 12,000 units;
     issued and outstanding - 5,096               4,218,291          4,124,520
General Partner:                                     35,569            206,712

TOTAL PARTNERS EQUITY                             4,253,860          4,331,232

                                                 $4,295,235         $4,381,018


[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                               LIMITED PARTNERS     GENERAL
                                  TOTAL       UNITS       AMOUNT    PARTNER
BALANCE, DECEMBER 31, 1995      $4,331,232    5,096    $4,124,520   $206,712

Net income                         123,581      ---       104,593     18,988

Reallocation of balances prior
to January 1, 1996 (Note 6)            ---      ---       170,030   (170,030)

Distributions to general
partners                          (20,101)      ---           ---    (20,101)

Distributions to limited
partners                         (180,852)      ---      (180,852)       ---

BALANCE, SEPTEMBER 30, 1996    $4,253,860     5,096    $4,218,291    $35,569


                      NINE MONTHS ENDED SEPTEMBER 30, 1995
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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                               THREE MONTHS  THREE MONTHS  NINE MONTHS   NINE MONTHS
                                   ENDED        ENDED         ENDED         ENDED
                                 SEPTEMBER    SEPTEMBER     SEPTEMBER   SEPTEMBER 30,
                                 30, 1996      30, 1995     30, 1996        1995
REVENUES:
  Rental                           $100,928      $103,082     $302,887    $287,043
  Interest                            2,350         3,330       13,162       8,857

                                    103,278       106,412      316,049     295,900

COSTS AND EXPENSES:
   Operating                          7,946         8,660       39,802      41,999
   Property taxes                    17,925         5,003       34,882      14,296
   Property management fees           4,963         5,167       14,476      12,595
   General and administrative         9,777        21,368       29,643      58,936
   Unrealized (gain) loss from
   investment in government
   securities                           ---         (840)          ---     (3,089)
   Depreciation and amortization     24,555        24,519       73,665      73,557

                                     65,166        63,877      192,468     198,294

NET INCOME                          $38,112       $42,535     $123,581     $97,606

NET INCOME PER
  LIMITED PARTNERSHIP UNIT            $6.30         $7.08       $20.52      $15.94

[FN]
                See accompanying notes to financial statements.


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                                 NINE MONTHS    NINE MONTHS
                                                    ENDED          ENDED
                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                    1996           1995
Cash flows from operating activities:
  Net Income                                         $123,581        $97,606
Adjustment to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                      73,665         73,557
    Proceeds from (purchases) of Investments
    in government securities                              ---        (6,192)
    Unrealized (gain) from investment in
    government securities                                 ---        (3,089)
Increase (decrease) from changes in:
    Other assets                                      (4,455)       (28,347)
    Accounts payable                                  (8,667)        (1,991)
    Security deposits                                     255        (4,408)

 Net cash provided by operating activities            184,379        127,136

Cash flows from investing activities:
   Additions to rental real estate                       ---         (10,000)
Cash (used in) investing activities                      ---         (10,000)

Cash flows from financing activities:
   Distributions to general partners                 (20,101)            ---
   Distributions to limited partners                (180,852)       (126,289)
Cash (used in) financing activities                 (200,953)       (126,289)

Net (decrease) in cash and cash equivalents          (16,574)         (9,153)

Cash and  cash  equivalents at beginning of
period                                               261,728          85,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $245,154         $76,651

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995

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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns two rental real estate properties. The first property is wholly-owned and the second property is a 90% undivided interest:

                                                              Original
Location (Property Name)              Date Purchased        Acquisition
                                                                Cost
Chino, California
(Yorba Center)                      October  25, 1988       $ 1,851,147
San Marcos, California               January 9, 1990          2,806,905

The major  categories  of  rental
real estate:
                                     September 30, 1996    December 31, 1995

Land                                         $1,282,861           $1,282,861
Building and Improvements                     3,416,326            3,416,326

                                              4,699,187            4,699,187
Less accumulated depreciation                   700,004              626,340

Net rental real estate                        3,999,183            4,072,847

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 2 - RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue:

            Two tenants accounted for 54% and 10%, respectively, in 1996 Two tenants accounted for 12% and 53%, respectively, in 1995

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $5,662 for the quarter ended September 30, 1996 and $5,662 for the quarter ended September 30, 1995, and $20,101 for the nine months ended September 30, 1996 and $14,014 for the nine months ended September 30, 1995. The amounts paid to the general partner in 1995 were treated as an expense of the Partnership, while the amounts paid in 1996 were treated as distributions of capital to the general partner (see Note 6).

      (b) For administrative services provided to  the Partnership, the General
Partner,  in  accordance  with  the   partnership  agreement,  is  entitled  to
reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $9,000 for the nine months ended September 30, 1996 and September 30, 1995 and $3,000 for the quarters ending September 30, 1996 and 1995.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,963 for the quarter ended September 30, 1996, and $5,167 for the quarter ended September 30, 1995, and $14,476 for the nine months ended September 30, 1996 and $12,595 for the nine months ended September 30, 1995

      (d) During 1990, the Partnership acquired a 90% undivided interest in property located in San Marcos, California (Note 2). The remaining 10% interest is owned by Associated Planners Realty Growth Fund, an affiliate (Note 7).

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1996 and 1995.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date             Outstanding        Amount            Total
                           Units          Per Unit        Distribution

June 30, 1996              5,096           $10.00           $50,904
March 31, 1996             5,096            13.00            66,248
December 31, 1995          5,096            12.50            63,700

Total                                                      $180,852

June 30, 1995              5,096           $10.00            50,960
March 31, 1995             5,096             8.50            43,479
December 31, 1994          5,096             6.25            31,850

Total                                                      $126,289

Distributions were paid in the fiscal quarter following the record date.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
(SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the nine months ended September 30, 1996 as there were no impairment amounts recorded during the period.

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

NOTE 7 - SUBSEQUENT EVENTS

The Partnership distributed $50,960 ($10.00 per unit) on November 5, 1996 to Limited Partners as of September 30, 1996.

On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the 10% interest that Income Fund had not already owned in an office building located in San Marcos, California. This purchase was done to increase the level of cash distributions to the limited partners in 1997, and ultimately, increase the value of their investment in the Partnership.

Income Fund paid $185,968 on November 2, 1996 for the 10% interest in the San Marcos property. This amount consisted of $188,000 for the property itself, less $2,032 for the share of a cash security deposit from the current tenant that Growth Fund retained. There is no debt in connection with the property.

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

LIQUIDITY AND CAPITAL RESOURCES

On February 6, May 6, and August 6, 1996, the Partnership made distributions to the limited partners totaling $63,700, $66,248 and $50,904 ($12.50, $13.00 and
$10.00 per unit), of which approximately $14,700, $17,248 and $14,491 constituted a return of capital to the unit holders of record at December 31, 1995, March 31, 1996 and June 30, 1996 respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of September 30, 1996. Related to the property reserve requirement is the second point - the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the nine months ended September 30, 1996 the Partnership paid the General Partner a partnership management fee of $14,476 and distributed $180,852 to the limited partners of which $57,271 constituted a return of capital. The partnership management fee distribution to the general partner was calculated and paid in accordance with the Partnership Agreement.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

The effects of the slowdown in the economy's growth, inflation and changing prices have not had a material impact on the Partnership's revenues and income from operations. During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in the leases with its properties' tenants that would help alleviate much of the negative impact of inflation.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No.121 on January 1, 1996. This adoption had no effect on the statement of income for the nine months ended September 30, 1996 as there were no impairment amounts recorded during the period.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)


RESULTS OF OPERATIONS

Operations for the nine months ended September 30, 1996 and 1995 reflect full quarters of rental activities for the Partnership's properties. However, the San Marcos property was not leased from January 8 to February 12, 1995. This was due to vacancy at the property between the time that the Professional Care Products (previous tenant) lease terminated and the No Fear (current tenant) lease began. In addition to the vacancy at the property, the lease rate that No Fear entered into was approximately 30% less than the rate that Professional Care Products was paying during its tenancy. The occupancy rate at the Yorba Center Shopping Center was at 100% as of September 30, 1996 (as compared to 90% at September 30, 1995). The increased occupancy at the Yorba Center Shopping Center, offset by the drop in rental rates at the San Marcos property, was responsible for a 5.5% ($15,844) increase in rental revenue for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Operating expenses decreased 5.2% ($2,197) as the result of less repairs and maintenance costs at the Yorba Center Shopping Center property. The Partnership also experienced a 49.7% decrease in general and administrative costs ($29,293) due to lower insurance costs and lower legal & accounting expenses. Interest income increased $4,305 due to larger cash reserve balances maintained during the first nine months of 1996 as compared to the first nine months of 1995.

Overall, the Partnership generated $197,246 in income from operations before depreciation expense of $73,665 for the nine months ended September 30, 1996. This compares favorably to 1995 when income from operations totaled $174,252 before depreciation of $73,557 and gain on government securities of $3,089. Net income per limited partnership unit rose from $15.94 in 1995 to $20.52 in 1996. The number of limited partnership units outstanding in each period was 5,096.

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

In addition, the Partnership was planning to purchase the 10% portion of the San Marcos Building that it does not already own. This purchase was contemplated in order to increase the level of cash distributions to the limited partners in 1997, and ultimately, increase the value of their investment in the Partnership. This purchase did take place in November 1996, and $185,968 in cash was used to purchase the 10% interest. In order to facilitate the purchase , the general partner anticipates that cash distributions will remain at a lower level of $10.00 per unit through February 1997.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

RESULTS OF OPERATIONS (CONT.)

During the nine months ended September 30, 1996, $184,379 in cash was provided by operating activities. This resulted primarily from a net cash basis income of $197,246 from operations (net income plus depreciation expense). These amounts were offset by a $4,455 increase in other assets (primarily due to a increase in rent receivable), and a $8,667 decrease in accounts payable (primarily due to a decrease in the amount of trade payables). In contrast, during the nine months ended September 30, 1995, $127,136 in cash was provided by operating activities. This resulted from a cash basis income of $171,163 (net income with depreciation expense added back). These operating cash flow additions were offset by a $28,347 increase in other assets (due to prepaid leasing costs paid in connection with the new tenant, No Fear, Inc.) a $1,991 decrease in accounts payable (attributable to a normal decrease in trade accounts payable), a $6,192 increase in an investment in government securities (due to re-invested interest from government securities holdings), a $3,089 unrealized gain in government securities and $4,408 decrease in security deposits (due to a lower security deposit received from the new tenant, No Fear, Inc. compared to the previous tenant, Professional Care Product). There were no investing activities for the nine months ended September 30, 1996. In contrast, $10,000 in investing activities was used for tenant improvements on the San Marcos property during the nine months ended September 30, 1995. Cash used in financing activities totaled $200,953 due to $180,852 distributed to the limited partners and $20,101 distributed to the general partner for partnership management fees during the nine months ended September 30, 1996. In contrast, $126,289 in financing activities was used for distributions to limited partners during the nine months ended September 30, 1995.

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



                    ASSOCIATED PLANNERS REALTY INCOME FUND
                         A California Limited Partnership
                                (Registrant)





November 13, 1996        By:  WEST COAST REALTY ADVISORS, INC.
                                 A California Corporation,
                                  A General Partner





                                             Neal E. Nakagiri
                                      Vice President / Secretary





November  13, 1996

                                             Michael G. Clark
                                         Vice President/Treasurer