Form 10-K
period 1996-12-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1997-03-31
CIK 808420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     (Mark One)

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1996

                                       OR
     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM                   TO

                          COMMISSION FILE NUMBER   33-11013


   ASSOCIATED PLANNERS REALTY INCOME FUND, (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                         95-4120092
     State or other jurisdiction of          (IRS Employer
     incorporation or organization           Identification)

         5933 WEST CENTURY BLVD., 9TH FLOOR, LOS ANGELES, CA 90045-5454
         (Address of principal executive offices)           (Zip Code)
    Registrant's telephone number,including area code    (310) 670-0800

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, unleveraged income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intends to own and operate such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1996, the Partnership had no employees.

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

On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the 10 % interest that Income
Fund had not already owned in an office building located in San Marcos, California.

Income Fund paid $185,968 on November 2, 1996 for the 10% interest in the San Marcos property. This amount consisted of $188,001 for the property itself, less $2,032 for the share of a cash security deposit from the current tenant that Growth Fund retained. There is no debt in connection with the property.

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

The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors Inc. ("WCRA") the co-General Partner.

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


ITEM 2.   PROPERTIES

The properties acquired by the Partnership are described below:

YORBA CENTER

On October 25, 1988, the Partnership purchased Yorba Center, a retail shopping center located in Chino, California.

The Center, constructed in 1987, provides 12,697 rentable square feet located on a .91-acre parcel of land. As of December 31, 1996, the Center was 100% leased to nine tenants. The average monthly rent per occupied square foot was $1.12. All but two tenants are renting space on a "triple net" lease basis, i.e., each tenant being proportionately responsible for payment of all expenses including insurance, taxes, maintenance, and other operating expenses. The remaining two tenants are renting space on a "gross" basis, i.e. the landlord is responsible for payment of all expenses pertaining to these tenants.

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

Tenants occupying 10% or more of rental square footage as of December 31, 1996:

Mels Liquor: 15.79% of rental square footage; $36,000 rent per year; lease expires on May 31, 2002; Renewal Options: Lessee has option to extend lease 5 years to May 31, 2007.

Video Club: 13.69% of rental square footage; $12,690 rent per year; lease expires on August 31, 1998; Renewal Options: No renewal options.

San Bernardino County Superintendent Schools: 17.11% of rental square footage; $28,188 rent per year; lease expires on June 30, 1997; Renewal Options: Lessee has one option to extend the lease for one additional year.

Descry Cal: 10.04% of rentable square footage; $22,508 rent per year; lease expires on May 31, 1997.


SAN MARCOS INDUSTRIAL BUILDING

On January 9, 1990, the Partnership together with Associated Planners Growth Fund (a 90%/10% interest, respectively) purchased the San Marcos Industrial Building located in San Marcos, California.

On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the 10 % interest that Income
Fund had not already owned in an office building located in San Marcos, California.

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

Tenants occupying 10% or more of rental square footage as of December 31, 1996:

No Fear Inc.: 100% of rental square footage; $219,481 rent for the current year; lease expires on June 30, 1998; Renewal Options: Extend lease for 60 additional months at lessee's option.


SUMMARY

As  of  December  31,  1996,  the  combined  occupancy  rate  for  all  of   the
Partnership's properties was 100%. The properties were fully leased and are generating a level of cash flow consistent with the market conditions in which the properties operate.

The total acquisition cost to the Partnership of each property and the date of acquisition are as follows:

                                         ACQUISITION         ACQUISITION
 DESCRIPTION                               COST                 DATE

YORBA CENTER                            $1,882,283            10/25/88
SAN MARCOS INDUSTRIAL BUILDING 90%)     $2,816,904            01/09/90
SAN MARCOS INDUSTRIAL BUILDING 10%)       $188,001            11/01/96


The schedule below indicates the average occupancy rate expressed as a percentage of square feet for the last five years:


YEAR                      YORBA CENTER              SAN MARCOS INDUSTRIAL
                                                    BUILDING

1996                      100%                      100%

1995                      90%                        88%

1994                      90%                       100%

1993                      61%                       100%

1992                      61%                       100%



ITEM 3.   LEGAL PROCEEDINGS

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

At December 31, 1996, there were 5,096 limited partnership units outstanding and 424 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop.

Distributions totaling $231,812, $189,361 and $222,950 were made to limited partners in 1996, 1995, and 1994, to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $63,402, $49,683 and $425, in 1996, 1995, and 1994, respectively.
The general partner distribution totaled $25,763, $21,092 and $24,773 for 1996, 1995, and 1994. In addition, $50,960 ($10.00/partnership unit) in distributions were paid to unit holders subsequent to year-end on February 3, 1997. The distribution amounts for 1996 and 1995 are summarized below:


    RECORD           DATE           PER          UNITS            TOTAL
     DATE            PAID           UNIT      OUTSTANDING         PAID



   12/31/94        02/03/95        $6.25         5,096           $31,850
   3/31/95         05/05/95        8.4088        5,096            42,851
   6/30/95         08/04/95        10.00         5,096            50,960
   9/30/95         11/06/95        12.50         5,096            63,700
   12/31/95        02/06/96        12.50         5,096            63,700
   03/31/96        04/30/96        13.00         5,096            66,248
   06/30/96        08/06/96        10.00         5,096            50,904
   09/30/96        11/05/96        10.00         5,096            50,960


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

                                    1996       1995       1994         1993       1992
Operations for the years ended December 31:
Revenues                           424,537     378,489     474,562   $433,422    $434,662
Net Income                         168,410     139,678     222,525    192,315     190,361
Net Income per Limited Partner
Unit*                                27.97       22.94       37.57      32.23       31.83
Distributions per Limited Partner
Unit*                                45.50       37.16       43.75      47.50       40.00

Financial position at December 31:

Total Assets                     4,275,221   4,381,018   4,435,929  4,468,918   4,510,665
Partners' Equity                 4,242,067   4,331,232   4,380,915  4,381,340   4,431,085

[FN]

*Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1996 VS. 1995

Operations for the year ended December 31, 1996 represented a full year of rental operations for all properties expect the San Marcos property which was wholly owned for only two months, and 90% owned for the other ten months of the year.

The net income for the year ended December 31, 1996 ($168,410) was higher than the year ended December 31, 1995 ($139,678) due to the acquisition of the remaining 10% interest in the San Marcos property in November 1996, as well as the San Marcos property being leased throughout all of 1996 but not leased from January 8, to February 12, 1995. The Partnership did not have any adverse events that significantly impacted net income during the year ended December 31, 1996, and all properties that have been purchased by the Partnership have operated at levels equal to current expectations. All tenants were current on their lease obligations.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Rental revenue increased $45,172 (12%) due to the San Marcos property not being leased from January 8, to February 12, 1995. This was due to vacancy at the property between the time that the Professional Care Products (previous tenant) lease terminated and the No Fear (current tenant) lease began. In addition to the vacancy at the property, the lease rate that No Fear entered into was approximately 30% less than the rate that Professional Care Products was paying during its tenancy. Additionally, the remaining 10% in San Marcos that the Partnership had not owned was acquired on November 2, 1996 which was responsible for approximately $3,800 in additional rental revenue.

Operating expenses increased $38,524 (49%) as a result of a one-time prior year property tax assessment imposed by the County of San Bernardino for the Yorba Center property. General and administrative costs decreased $21,733 (35%) due to lower accounting, taxes, and general insurance expense. Interest income increased $876 due to larger cash reserve balances maintained during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Depreciation and amortization expense increased $2,130 (2%) as the result of the ownership of the remaining 10% in the San Marcos property during 1996.

During the year ended December 31, 1996, the Partnership distributed $231,812 to the limited partners and $25,763 to the general partners, as compared to the year ended December 31, 1995 when the Partnership distributed $189,361 to the limited partners and zero to the general partners. Cash basis income for the year ended December 31, 1996 was $268,616. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this year were less ($11,041) than cash basis net income. In contrast, distributions in 1995 were less ($48,393) than cash basis income.

Overall, the Partnership generated $268,616 in income from operations before depreciation expense of $100,206. This compares favorably to 1995 when income from operations totaled $239,359 before depreciation of $98,076 and loss on government securities of $1,605. Net income per limited partnership unit increased from $22.94 in 1995 to $27.97 in 1996. The number of limited partnership units outstanding in each year was 5,096.

In summary then, the operating performance of the Partnership continued to improve and all properties were operating profitably.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS - 1995 VS. 1994

Operations for the years ended December 31, 1995 and 1994 reflect full years of ownership for the Partnership's properties. However, the San Marcos property was not leased from January 8 to February 12, 1995. This was due to vacancy at the property between the time that the Professional Care Products lease terminated and the No Fear lease began. In addition to the vacancy at the property, the lease rate that No Fear entered into was approximately 30% less than the rate that Professional Care Products was paying during its tenancy.
Although the occupancy rate at the Yorba center Shopping Center remained relatively steady at 90% as of December 31, 1995 (as compared to 90% at December 31, 1994), the drop in rental rates at the San Marcos property was responsible for a 22% ($100,080) decrease in rental revenue for 1995, as compared to 1994. The drop in rental rates was due primarily to a decrease in demand for commercial space in the general area.

Primarily due to the partial vacancy at the San Marcos property, operating expenses increased 9% ($6,646) as the result of less costs that the Partnership was able to pass on to tenants. However, the Partnership also experienced a 22% decrease in general and administrative costs ($17,481) due to lower insurance costs. The Partnership also experienced a 41% ($4,007) increase in interest income due to larger cash reserve balances maintained during 1995 as compared to 1994.

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

In 1994, the Partnership purposely started reducing the amount of distributions to investors in anticipation of lower rental revenues from the San Marcos property. Up until January 1995, it was not clear to the General Partner as to what rent, if any, could be realized on an ongoing basis from the San Marcos Property. Distributions to limited partners fell from a high of $47.50 per unit in 1993, to $43.75 in 1994, to $37.16 in 1995. With the placement of a tenant in the San Marcos Building (No Fear, Inc.) and the build-up of a track record of rent collections from the tenant, the general partner felt it would be prudent to make cash distributions to limited partners so that a large portion of the large cash balance was gradually paid out (contingent upon the maintenance of reasonable reserve levels).

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The area in which the Yorba Center operates continues to experience a relatively high level of economic vitality, and the General Partner does not foresee significant challenges in keeping the center occupied by various small retail and service businesses.

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

During the year ended December 31, 1996, the Partnership made distributions to the limited partners totaling $231,812, of which $63,402 constituted a return of capital. On February 3, 1997, the Partnership made distributions of $10.00 to unit holders of record at December 31, 1996. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of December 31, 1996. Related to the property reserve requirement is the second point, the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the year ended December 31, 1996 the Partnership paid the General Partner a partnership management fee of $25,763 and distributed $231,812 to the limited partners, of which $63,402 constituted a return of capital. In February 1997, the Partnership paid the General Partner a partnership management fee of $5,662 and distributed $50,960 to the limited partners. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

Distributions were lowered slightly beginning with the August 1996 distribution in order to allow the Partnership to fund the acquisition of the remaining 10% interest in the San Marcos property.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CASH FLOWS 1996 VS. 1995

Cash resources decreased $189,521 during 1996 compared to $175,924 increase in 1995. This was the result of normal amounts of financing and operating activities took place during the year and the extraordinary investing activity involving the acquisition of the 10% interest in San Marcos. Cash provided by operating activities increased by $256,054 with the largest contributor being $268,616 in cash basis income. In contrast, 1995 saw $375,284 in cash being provided by operating activities due to $237,754 in cash basis income and $163,272 being received from the sale government securities (such securities were purchased in 1993 primarily). During 1996, $257,575 was distributed to the limited and general partners and this is noted as a large use of cash under financing activities. This continues the Partnership's trend of paying virtually all the cash basis income out to partners in the form of quarterly distributions. In contrast, 1995's cash used for financing activities was $189,361 due to distributions to the limited and general partners. The sole use of cash in investing activities in 1996 was $188,001 expended for the acquisition of the remaining 10% in San Marcos property during the year. In contrast, $9,999 were used to pay for additional tenant improvements in the San Marcos property in 1995.

CASH FLOWS 1995 VS. 1994

During 1995, $375,284 in cash was provided by operating activities. This resulted from a net cash basis income of $237,754 from operations (net income plus depreciation expense) plus $163,272 in gross proceeds received in connection with the sale of government securities and $5,991 resulting from a decrease in accounts receivable (primarily from the collection of rents receivable). These amounts were offset by a $26,505 increase in other assets (primarily due to a prepaid leasing fee paid in connection with the re-leasing of the San Marcos property), and a $4,408 decrease in security deposits (primarily due to a decrease in the amount of security deposit required from the new tenant at San Marcos). Cash used in investing activities totaled $9,999 in connection with tenant improvements on the San Marcos property. Cash used in financing activities totaled $189,361 due to the distribution to the limited partners during the year.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                      PAGE

     Report of Independent Certified Public Accountants               15

     Balance Sheets - December 31, 1996 and 1995                      16

     Statements of Income for the years ended
          December 31, 1996, 1995 and 1994                            17

     Statements of Partners' Equity for the years ended
          December 31, 1996, 1995 and 1994                            18

     Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                            19

     Summary of Accounting Policies                                   20-21

     Notes to Financial Statements                                    22-25

     Financial Statement Schedule
            Schedule III Real Estate and Accumulated Depreciation     31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Associated Planners Realty Income Fund
(a California limited partnership)
Los Angeles, California

We have audited the accompanying balance sheets of Associated Planners Realty Income Fund (a California limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and
schedule  are  the  responsibility  of  the  Partnership's   management.    Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Income Fund (a California limited partnership), at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                 BDO SEIDMAN,LLP
Los Angeles, California
February 15, 1997


                    ASSOCIATED PLANNERS  REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS


December 31,                                        1996                1995
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                        $4,160,642          $4,072,847
Cash and cash equivalents                           72,207             261,728
Other assets                                        42,372              46,443

Total assets                                    $4,275,221          $4,381,018


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                    $       ---              $1,016
      Related party (Note 4)                         4,578              22,480
   Security deposits                                28,576              26,290

Total liabilities                                   33,154              49,786

PARTNERS' EQUITY (Notes 5 and 6)
Limited partners:
  $1,000 stated value per unit -  authorized
  12,000 units; issued and outstanding 5,096     4,205,288           4,124,520
General partners                                    36,779             206,712

Total partners' equity                           4,242,067           4,331,232

Total liabilities and partners' equity          $4,275,221          $4,381,018

[FN]
     SEE ACCOMPANYING  SUMMARY OF  ACCOUNTING POLICIES AND  NOTES T O FINANCIAL
                                        STATEMENTS

                   ASSOCIATED PLANNERS  REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME


Years ended December 31,                    1996         1995           1994
REVENUES
   Rental (Notes 2 and 3)               $409,995       $364,823       $464,903
   Interest                               14,542         13,666          9,659

                                         424,537        378,489        474,562
COSTS AND EXPENSES
   Operating                             116,268         77,744         71,098
   General and administrative             39,653         61,386         78,867
   Depreciation and amortization         100,206         98,076         97,933
   Loss on government securities             ---          1,605          4,139

                                         256,127        238,811        252,037

NET INCOME                              $168,410       $139,678       $222,525

NET INCOME PER LIMITED
PARTNERSHIP                               $27.97         $22.94         $37.57
UNIT (Note 5)

[FN]
       SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                   STATEMENTS


                     ASSOCIATED PLANNERS  REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                    Limited Partners                   General
                              Total        Units         Amount        Partner
BALANCE, January 1, 1994    $4,381,340       5,096     $4,228,487     $152,853

Net income for the year        222,525         ---        191,459       31,066

Distribution to limited      (222,950)         ---      (222,950)          ---
partners

BALANCE, December 31, 1994   4,380,915       5,096      4,196,996      183,919

Net income for the year        139,678         ---        116,885       22,793

Distribution to limited      (189,361)         ---      (189,361)          ---
partners

BALANCE, December 31, 1995   4,331,232       5,096      4,124,520      206,712

Net income for the year        168,410         ---        142,550       25,860

Distribution to limited      (231,812)         ---      (231,812)          ---
partners

Distribution to general       (25,763)         ---            ---     (25,763)
partners

Reallocation of balances prior
to January 1, 1996 (Note 6)      ---           ---        170,030    (170,030)

BALANCE, December 31,       $4,242,067       5,096     $4,205,288      $36,779
1996

[FN]
See  accompanying  summary  of  accounting  policies  and  notes  to   financial
statements.


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                     1996        1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $168,410    $139,678       $222,525
Adjustments to reconcile  net income
to net cash provided by operating activities:
     Depreciation and amortization        100,206      98,076         97,933
Increase  (decrease)  from changes in:
     Government securities                    ---     163,272          7,246
     Accounts receivable                      ---       5,991        (1,082)
     Other assets                           4,071    (26,505)          5,621
     Accounts payable                    (18,918)       (820)       (31,938)
     Security deposits                      2,286     (4,408)          (693)

Net  cash   provided   by  operating      256,055     375,284        299,612
activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate       (188,001)     (9,999)       (31,136)

Net cash (used in) investing            (188,001)     (9,999)       (31,136)
activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners      (231,812)   (189,361)      (222,950)
 Distributions to general partners       (25,763)         ---            ---

Net cash (used in) financing            (257,575)   (189,361)      (222,950)
activities

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                        (189,521)     175,924         45,526

CASH AND CASH EQUIVALENTS, beginning      261,728      85,804         40,278
of year

CASH AND CASH  EQUIVALENTS,  end  of      $72,207    $261,728        $85,804
year

[FN]

     See accompanying summary of accounting policies and notes to financial statements.

                    ASSOCIATED PLANNERS  REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS Associated Planners Realty Income Fund (the "Partnership"), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real estate throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchases such properties on an all cash basis and intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

BASIS OF        The financial statements do not give effect  to any assets that
PRESENTATION    the   partners  may  have  outside  of their  interest  in  the
                partnership, nor to any personal obligations, including income taxes, of the partners.

RENTAL REAL Assets are stated at cost. Depreciation is computed using the ESTATE AND straight-line method over estimated useful lives ranging from DEPRECIATION 31.5 to 40 years for financial and income tax reporting purposes.

                In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

LEASE           Lease commissions  which are  paid to  real estate  brokers for
COMMISSIONS     locating tenants are capitalized and amortized over the life of the lease.

RENTAL          Rental revenue is recognized when the amount is due and payable
REVENUE         under the terms of a lease agreement.

INVESTMENTS     The difference  between historical  cost and  market value  are reported as unrealized gains or losses in the statement of income.

                For  the  purposes  of  the  statements   of  cash  flows,  the
STATEMENTS      Partnership considers cash  in the bank  and all  highly liquid
OF              investments purchased with original  maturities of three months
CASH FLOWS      or less, to be cash and cash equivalents.


USE OF          The preparation  of  financial  statements in  conformity  with
ESTIMATES       generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    ASSOCIATED PLANNERS  REALTY INCOME FUND
                      ( A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES


NEW ACCOUNTING Statement of Financial Accounting Standards No. 125, PRONOUNCEMENTS "Accounting for Transfers and Servicing of Financial Assets and
               Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

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

2. RENTAL REAL
   ESTATE            The Partnership owns the following two rental real estate
                     properties:
                                                                 Acquisition
                     Location (Property Name)    Date Purchased     Cost

                     Chino, California
                      (Yorba Center)               October 25, 1988 $1,881,147
                     San Marcos, California (90%)  January 9, 1990   2,816,904
                     San Marcos, California (10%)  November 1, 1996    188,001

                     The major categories of rental real estate are:

                     December 31,                         1996        1995

                     Land                             $1,332,861   $1,282,861
                     Buildings and improvements        3,554,327    3,416,326

                                                       4,887,188    4,699,187
                     Less accumulated depreciation       726,546      626,340

                     Rental real estate, net          $4,160,642   $4,072,847

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

                        One tenant accounted for 48% in 1996;
                        Two tenants accounted for 12% and 52% in 1995; Two tenants accounted for 10% and 62% in 1994.

                     On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the 10 % interest that Income Fund had not already owned in an office building located in San Marcos, California.

                     Income Fund paid $185,968 on November 2, 1996 for the 10% interest in the San Marcos property. This amount consisted of $188,000 for the property itself, less $2,032 for the share of a cash security deposit from the current tenant that Growth Fund retained. There is no debt in connection with the property.

3. FUTURE
   MINIMUM           As of  December 31,  1996, future  minimum rental  income
   RENTAL INCOME     under existing leases,  excluding month  to month  rental
                     agreements, that have remaining noncancelable terms in excess of one year are as follows:

                     Years ending
                     December 31,                            Amount

                       1997                                  326,847
                       1998                                  162,507
                       1999                                   37,078
                       2000                                   36,000
                       2001                                   36,000
                    Thereafter                                15,000

                       Total                                 $613,432

                     Future minimum rental income does not include lease renewals or new leases that may result after a noncan-celable-lease expires.

                    ASSOCIATED PLANNERS  REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS

4. Related Party
   Transactions      (a)  In  accordance  with   the  partnership   agreement,
                     compensation earned by or services reimbursed to the General Partner consisted of the following:

                     Year ended December 31,   1996      1995       1994

              Partnership management fees    $ 25,860    $21,092   $ 24,773
                     Administrative services:
                        Data processing         4,805      4,709      4,877
                        Postage                 2,387      2,582      2,247
                        Investor processing     1,999      1,884      1,951
                        Duplication               898        942        975
                        Investor Communications 1,405      1,413      1,463
                        Miscellaneous             506        471        487

                                              $37,860    $33,093    $36,773

                     (b) On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the 10 % interest that Income Fund had not already owned in an office building located in San Marcos, California.

                     (c) Property management fees incurred in accordance with the partner ship agreement with West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $20,054, $17,568 and $24,760 for 1996,
                     1995 and 1994. Related party accounts payable to West Coast Realty Management, Inc. at December 31, 1996 and 1995 were $5,578 and $4,973. Related party accounts receivable from West Coast Realty Advisors, Inc. at December 31, 1996 was $1,000.

                    ASSOCIATED PLANNERS  REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
5. NET INCOME
   AND CASH          The Net Income per Limited Partnership Unit  was computed
   DISTRIBUTIONS     in accordance with the partnership agreement on the basis
   PER LIMITED       of the  weighted average  number of  outstanding  Limited
   PARTNERSHIP       Partnership Units of 5,096 for 1996, 1995 and 1994.
   UNIT
                     The  Limited  Partner  cash  distributions,  computed  in
                     accordance  with  the  Partnership  Agreement,  were   as
                     follows:
                                   Outstanding     Amount        Total
                Record Date           Units         Per Unit  Distribution

               September 30, 1996      5,096        $10.00       $ 50,960
               June 30, 1996           5,096         10.00         50,904
               March 31, 1996          5,096         13.00         66,248
               December 31, 1995       5,096         12.50         63,700
                     Total                                       $231,812

               September 30, 1995      5,096        $12.50        $63,700
               June 30, 1995           5,096         10.0000       50,960
               March 31, 1995          5,096          8.4088       42,851
               December 31, 1994       5,096          6.2500       31,850
                     Total                                       $189,361

               September 30, 1994      5,096         $6.2500      $31,850
               June 30, 1994           5,096         12.50         63,700
               March 31, 1994          5,096         12.5000       63,700
               December 31, 1993       5,096         12.5000       63,700
                     Total                                       $222,950

                     Distributions are paid in the fiscal quarter following the record date.

6 REALLOCATION OF Per the provisions of Section 11.1 (V)(ii) of the PARTNER BALANCES Partnership Agreement, the General Partner determined that action  was  necessary  to  "cure  the  ambiguities"
                     within  the  Agreement.    The  ambiguity   involved  the
                     treatment of the partnership  management fee, being  paid
                     to the General Partner, as an expense of the Partnership,
                     as opposed to a general partner withdrawal of capital. It
                     was determined that the partnership management  fee shall
                     be treated as a withdrawal of capital in 1996  and beyond
                     with  a   retroactive   reallocation   of   capital   for
                     partnership management fees paid prior to 1996. In order to properly reflect this reallocation, a transfer of $170,030 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

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

     NEAL NAKAGIRI (Born 1954 ) serves as Executive Vice President, General Counsel, Chief Operating Officer and Secretary of Associated Financial Group, Inc. He is Vice President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA
(1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in December 1986 as a California Limited Partnership. Its General Partners (collectively referred to herein as the "General Partner") are West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr., an individual. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in March 1987, which was
subsequently paid back to him in March   1988 when the Partnership met its
minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. For the year ended December 31, 1996, the amount paid the General Partner was $25,763. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1996, the Partnership reimbursed $12,000 to the General Partner for these expenditures.

     2. For property management services, the General Partner engaged West Coast Realty Management, Inc. ("WCRM") an affiliate of the General Partner. For the year ended December 31, 1996, the Partnership incurred property management fees of $20,054 with WCRM.

     3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation and amortization. For the year ended December 31, 1996 this resulted in a $26,862 allocation of net income before depreciation and amortization and a $1,002 allocation of depreciation and amortization, or a net income allocation of $25,860.

     4. On December 31, 1996 the Partnership was indebted to WCRM for $5,578, which was paid subsequent to year-end.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
     N FORM 8-K

(a)  1.   FINANCIAL STATEMENTS
          The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in PART
II, ITEM 8:

                                                                     PAGE

   Report of Independent Certified Public Accountants.........         15

   Balance Sheets -- December 31, 1996 and 1995...............         16

   Statements of Income for the years ended
          December 31, 1996, 1995, and 1994......................      17

   Statements of Partners' Equity for the years ended
          December 31, 1996, 1995, and 1994......................      18

   Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994........................     19

   Summary of Accounting Policies.................................  20-21

   Notes to Financial Statements.................................   22-25

     2.   FINANCIAL STATEMENT SCHEDULES

   Schedule III  --Real Estate and Accumulated Depreciation......   31

          All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)  REPORTS ON FORM 8-K

     NONE

(c)  EXHIBITS

     NONE


SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS

                                    Cost                Gross Amount at                                      Life (Years)
                                                            which                                               on which
              Initial Cost       Capitalized        Carried at Close of
                                                           Period
                        Building  Subsequent to        Building                                              Depreciation is
                           &      Acquisition            &                                Year                 Computed
                        Improve-  Improve-            Improve-     Total   Accumulated Construction  Date    Building &
Description    Land       ments     ments    Land       ments       Cost  Depreciation  Completed   Acquired Improvements
Yorba Center
Chino,        555,344  1,295,803   31,136   555,344   1,326,939  1,882,283  307,845       1987        10-88     31.5-40
California


San Marcos
Industrial
Building
San Marcos,
California    727,517  2,079,388  198,000   777,517   2,227,388  3,004,905  418,701       1986        1-90      31.5-40


TOTAL       1,282,861  3,375,191  229,136 1,332,861   3,554,327  4,887,188  726,546



There were no mortgage notes payable on the properties at December 31, 1996.


A reconciliation of accumulated depreciation is as follows:  A reconciliation of the total cost is as follows:
Balance at January 1, 1994                 $430,331       Balance at January 1, 1994         $4,658,052
1994 Depreciation                            97,933       1994 Additions                         31,136
Balance at December 31, 1994                528,264       Balance at December 31, 1994        4,689,188
1995 Depreciation                            98,076       1995 Additions                          9,999
Balance at December 31, 1995                626,340       Balance at December 31, 1995        4,699,187
1996 Depreciation                           100,206       1996 Additions                        188,001
Balance at December 31, 1996               $726,546       Balance at December 31, 1996       $4,887,188

                                               31

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


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                        A California Limited Partnership
                                  (Registrant)


                                       W. THOMAS MAUDLIN JR.
                                        (A General Partner)


                              By:  WEST COAST REALTY ADVISORS, INC.
                                        (A General Partner)


                                      NEAL  E. NAKAGIRI
                      (Director and Executive Vice President/General Counsel)


                                      MICHAEL G. CLARK
                                (Vice President/Treasurer)


Date:   March 19, 1997