Form 10-Q
period 1997-03-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1997-05-15
CIK 808420

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
  (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      MARCH 31, 1997

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

ITEM 1.   FINANCIAL STATEMENTS

In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1997 and 1996, have been made in the following financial statements which are normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.


                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS
               MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                          March 31, 1997    December 31, 1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                        $4,135,029          $4,160,642
Cash and cash equivalents                           72,433              72,207
Other assets                                        51,786              42,372

TOTAL ASSETS                                    $4,259,248          $4,275,221

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
 Accounts payable-Related party (Note 3)         $   1,641           $   4,578
 Security deposits                                  28,576              28,576

TOTAL LIABILITIES                                   30,217              33,154

PARTNERS' EQUITY (NOTE 6)
  Limited partners:
$1,000 stated value per unit - authorized
12,000 units; issued and outstanding 5,096       4,191,250           4,205,288
  General partners                                  37,781              36,779

TOTAL PARTNERS' EQUITY                           4,229,031           4,242,067

TOTAL LIABILITIES AND PARTNERS' EQUITY          $4,259,248          $4,275,221

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' EQUITY

                      THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)
                                                 LIMITED PARTNERS     GENERAL
                                     TOTAL     UNITS        AMOUNT    PARTNER
BALANCE AT DECEMBER 31, 1996       $4,242,067   5,096      $4,205,288  $36,779

Net income                             43,586      --          36,922    6,664

Distributions to limited partners    (50,960)      --        (50,960)       --

Distributions to general partner      (5,662)      --              --  (5,662)

BALANCE AT MARCH 31, 1997          $4,229,031   5,096      $4,191,250  $37,781


                      THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)

                                               LIMITED PARTNERS       GENERAL
                                   TOTAL     UNITS       AMOUNT       PARTNER
BALANCE AT DECEMBER 31, 1995     $4,331,232   5,096       $4,124,520   $206,712

Net income                           49,000      --           41,890      7,110

Reallocation of balances  prior
to January 1, 1996 (Note 6)              --      --          170,030  (170,030)

Distributions to limited partners  (63,700)      --         (63,700)         --

Distributions to general partner    (7,078)      --               --    (7,078)

BALANCE AT MARCH 31, 1996        $4,309,454   5,096       $4,272,740    $36,714

[FN]

               See accompanying notes to financial statements.


                   ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

                                          Three        Three
                                         Months       Months
                                          Ended        Ended
                                        March 31,    March 31,
                                          1997         1996
REVENUES
   Rental                                 $101,757     $103,381
   Interest                                    260        2,906

                                           102,017      106,287

COSTS AND EXPENSES
 Operating                                  13,778       15,511
 Property taxes                              5,045        3,690
 Property management fees (Note 3(c )        4,356        4,398
 General and administrative                  9,639        9,133
 Depreciation and amortization              25,613       24,555

                                            58,431       57,287

NET INCOME                                $ 43,586      $49,000

NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 4)                               $7.25        $8.22

[FN]
               See accompanying notes to financial statements.

                   ASSOCIATED PLANNERS REALITY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                                              THREE MONTHS THREE MONTHS
                                                 ENDED         ENDED
                                               MARCH 31,     MARCH 31,
                                                  1997         1996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $43,586      $49,000
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                  25,613       24,555
Increase (decrease) from changes in:
     Other assets                                  (9,414)      (8,792)
     Accounts payable                              (2,937)     (18,098)
     Security deposits and prepaid rents               ---        3,426

NET CASH PROVIDED BY OPERATING ACTIVITIES           56,848       50,091

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners                (50,960)     (63,700)
 Distributions to general partners                 (5,662)      (7,078)

NET CASH (USED IN) FINANCING ACTIVITIES           (56,622)     (70,778)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   226     (20,687)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      72,207      261,728

CASH AND CASH EQUIVALENTS,  END OF PERIOD          $72,433     $241,041

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

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Partnership does not expect adoption to have a material effect on its financial position or results of operations.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996

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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties:

                                                            Acquisition
Location (Property Name)              Date Purchased            Cost

Chino, California
(Yorba Center)                      October  25, 1988            $ 1,881,147
San Marcos, California (90%)         January 9, 1990               2,816,904
San Marcos, California (10%)         November 1, 1996                188,001

The major  categories  of  rental real estate:

                                         March 31, 1997    December 31, 1996

Land                                         $1,332,861           $1,332,861
Building and improvements                     3,554,327            3,554,327

                                              4,887,188            4,887,188
Less accumulated depreciation                   752,159              726,546

Net rental real estate                        4,135,029            4,160,642

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996(UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)


NOTE 2 - RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

            Two tenants accounted for 65% and 12% in 1997
            One tenant accounted for 58% in 1996

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

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $5,662 for the three months ended March 31, 1997 and $7,078 for the three months ended March 31, 1996. See Note 6.

      (b) For administrative services rendered to the Partnership, the General Partner, in accordance with the partnership agreement, was reimbursed $3,000 for the three months ended March 31, 1997 and 1996.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,356 for the three months March 31, 1997, and $4,398 for the three months ended March 31, 1996.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1997 and 1996.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date             Outstanding        Amount            Total
                           Units          Per Unit        Distribution

September 30, 1996         5,096           $10.000           $50,960
June 30, 1996              5,096            10.000            50,904
March 31, 1996             5,096            13.000            66,248
December 31, 1995          5,096            12.500            63,700

Total                                                       $231,812

September 30, 1995         5,096           $12.500          $63,700
June 30, 1995              5,096            10.000           50,960
March 31, 1995             5,096            8.4088           42,851
December 31, 1994          5,096            6.2500           31,850

Total                                                      $189,361

Distributions were paid in the fiscal quarter following the record date.

                   ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Partnership does not expect adoption to have a material effect on its financial position or results of operations.

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

NOTE 7 - SUBSEQUENT EVENTS

The Partnership distributed $53,508 ($10.50 per unit) on May 9, 1997 to Limited Partners as of March 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership began offering for sale limited partnership units on October 1987. On February 26, 1988, the Partnership reached its minimum offering level of $1,200,000. The Partnership sold units throughout the remainder of the year, and had raised $3,891,000 in gross proceeds, or $3,483,788 net of syndication costs and sales commissions, as of December 31, 1988. During 1989, the Partnership continued to raise funds through the sale of Units and had raised $5,106,000 in gross proceeds, or $4,594,101 net of syndication costs and sales commissions, as of September 5, 1989 - the day the Partnership terminated its offering of limited partnership units.

During the quarter ended March 31, 1997, the Partnership made distributions to the general and limited partners totaling $56,622, of which $13,036 constituted a return of capital. The $56,622 in distributions compared favorably to the $69,199 in cash generated from property operations (net income plus depreciation expense). On May 9, 1997, the Partnership made distributions of $10.50 to unit holders of record at March 31, 1997. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.

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

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of March 31, 1997. Related to the property reserve requirement is the second point, the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San Marcos property was achieved utilizing a combination of reserves and, undistributed operating profits that were held back for the purpose of facilitating the acquisition. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the quarter ended March 31, 1997 the Partnership paid the General Partner
a partnership  management  fee of  $5,662.   Partnership  management  fees  were
calculated and paid in accordance with the Partnership Agreement.

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


CASH FLOWS - MARCH 31, 1997 VS. MARCH 31, 1996

Cash resources increased $226 during the three months ended March 31, 1997 compared to a $20,687 decrease in cash resources for the three months ended March 31, 1996. Cash provided by operating activities increased by $56,848 with the largest contributor being $69,199 in cash basis income for the three months ended March 31, 1997. In contrast, the three months ended March 31, 1996 provided $50,091 in cash from operating activities due primarily to $73,555 in cash basis income offset by a $18,098 decrease in accounts payable (primarily due to a decrease in the amount of trade payables). During 1997, $56,622 was distributed to the limited and general partners and this is noted as a large use of cash under financing activities. This continues the Partnership's trend of paying virtually all the cash basis income out to partners in the form of quarterly distributions. In contrast, 1996's cash used for financing activities was $70,778 due to distributions to the limited and general partners. There were no investing activities during the three months ended March 31, 1997 or 1996.

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Partnership does not expect adoption to have a material effect on its financial position or results of operations.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1997 represented a full quarter of rental operations for the Partnership's two properties.

The net income for the quarter ended March 31, 1997 ($43,586) was lower than the quarter ended March 31, 1996 ($49,000) due to lower rents collected from the Yorba Center property, offset by increased rent, resulting from the acquisition of the remaining 10% interest of the San Marcos property in November 1996. The Partnership did not have any adverse events that significantly impacted net income during the quarter ended March 31, 1997, and all properties that have been purchased by the Partnership have operated at levels equal to current expectations. All tenants are current on their lease obligations.

Rental revenue decreased $1,624 (2%) for the three months ended March 31, 1996 as compared to the three months ended March 31, 1997, due to lower rents collected from the Yorba Center property, offset by the increased rent resulting from the acquisition of the remaining 10% interest of the San Marcos property in November 1996. Interest income decreased $2,646 (91%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to $188,000 is cash reserves being used to purchase the remaining 10% of the San Marcos property in November 1996. This $188,000 was earning interest during the first three months of 1996.

Operating expenses  decreased $1,733  (11%) as  a result  of lower  repairs  and maintenance costs during the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. General and administrative expenses increased $506 (6%) due to higher legal and accounting fees. Depreciation expense increased $1,058 (4%) as a result of the ownership of the remaining 10% in the San Marcos property.

During the quarter ended March 31, 1997, the Partnership distributed $50,960 to the limited partners and $5,662 to the general partners, as compared to the quarter ended March 31, 1996 when the Partnership distributed $63,700 to the limited partners and $7,078 to the general partners. Cash basis income for the quarter ended March 31, 1997 was $69,199. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this quarter were less ($12,577) than cash basis net income. In contrast, distributions during the quarter ending March 31, 1996 were less ($2,777) than cash basis net income. Cash distributions were significantly less than cash available for distribution in anticipation of lower rental income at the Yorba Center property, as tenants' leases come up for renewal at rental rates that are expected to be lower than current rates.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS (CONT.)

Overall, the Partnership generated $69,199 in income from operations before depreciation expense of $25,613 for the quarter ended March 31, 1997. This compares unfavorably to the quarter ending March 31, 1996 when income from operations totaled $73,555 before depreciation of $24,555. Net income per limited partnership unit decreased from $8.22 in 1996 to $7.25 in 1997. The number of limited partnership units outstanding in each quarter was 5,096.

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



                         ASSOCIATED PLANNERS REALTY INCOME FUND
                             A California Limited Partnership
                                      (Registrant)





May 14, 1997            By:  WEST COAST REALTY ADVISORS, INC.
                                 A California Corporation,
                                      A General Partner


                                    Neal E. Nakagiri
                      Director and Executive Vice President/Secretary





May 14, 1997
                                   Michael G. Clark
                               Vice President/Treasurer