Form 10-Q
period 1997-06-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1997-08-12
CIK 808420

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   JUNE 30, 1997

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the co-General Partner (West Coast Realty Advisors, Inc.)
of Associated Planners Realty Income  Fund (the "Partnership"), all  adjustments necessary for a fair presentation of the Partnership's results for the three and six months  ended June  30, 1997  and  1996, have  been  made in  the  following
financial statements which  are normal recurring  entries in  nature.   However,
such financial  statements  are  unaudited  and  are  subject  to  any  year-end adjustments that may be necessary.


                                 BALANCE SHEETS
                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                    June 30,    December 31,
                                                       1997         1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                           $4,109,415       $4,160,642
Cash and cash equivalents                              96,441           72,207
Other assets                                           50,355           42,372

TOTAL ASSETS                                       $4,256,211       $4,275,221


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
  Accounts payable - Related party (Note 3)          $  8,631        $   4,578
  Security deposits                                    31,941           28,576

TOTAL LIABILITIES                                      40,572           33,154

PARTNERS' EQUITY (NOTE 6)
 Limited partners:
  $1,000 stated value per unit - authorized
  12,000 units; issued and outstanding 5,096        4,176,892        4,205,288
  General partners                                     38,747           36,779
TOTAL PARTNERS' EQUITY                              4,215,639        4,242,067

TOTAL LIABILITIES AND PARTNERS' EQUITY             $4,256,211       $4,275,221

[FN]
              See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' EQUITY

                        SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)
                                               LIMITED  PARTNERS      GENERAL
                                       TOTAL     UNITS    AMOUNT      PARTNER
BALANCE AT DECEMBER 31, 1996          $4,242,067  5,096    $4,205,288   $36,779

Net income                                89,647     --        76,072    13,575

Distributions to limited partners      (104,468)     --     (104,468)        --

Distributions to general partner        (11,607)     --            --  (11,607)

BALANCE AT  JUNE 30, 1997             $4,215,639  5,096    $4,176,892   $38,747


                        SIX MONTHS ENDED JUNE 30, 1996
                                 (UNAUDITED)

                                              LIMITED PARTNERS        GENERAL
                                    TOTAL     UNITS      AMOUNT       PARTNER
BALANCE AT DECEMBER 31, 1995     $4,331,232    5,096      $4,124,520   $206,712

Net income                           85,469       --          72,502     12,967

Reallocation of  balances  prior
to January 1, 1996 (Note 6)              --       --         170,030  (170,030)

Distributions to limited partners (129,948)       --       (129,948)         --

Distributions to general partner   (14,439)       --              --   (14,439)

BALANCE AT JUNE 30, 1996         $4,272,314    5,096      $4,237,104    $35,210

[FN]
               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)

                          THREE MONTHS     THREE MONTHS   SIX MONTHS    SIX MONTHS
                                 ENDED         ENDED         ENDED          ENDED
                              JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                                  1997         1996           1997          1996
REVEUES:
Rental                         $106,313       $98,579      $208,071      $201,959
Interest                            805         7,905         1,064        10,812

                                107,118       106,484       209,135       212,771


COSTS AND EXPENSES:
Operating                        15,915        16,345        29,692        31,857
Property taxes                    5,045        13,267        10,091        16,957
Property management fees          5,631         5,115         9,987         9,513
General and administrative        8,852        10,733        18,491        19,866
Depreciation and amortization    25,613        24,555        51,227        49,109

                                 61,056        70,015       119,488       127,302

NET INCOME                      $46,062       $36,469       $89,647       $85,469

INCOME PER
LIMITED PARTNERSHIP UNIT          $7.68         $6.01        $14.93        $14.23

[FN]
               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)
                                                       SIX       SIX
                                                     MONTHS     MONTHS
                                                      ENDED     ENDED
                                                    JUNE 30,   JUNE 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $89,647   $85,469
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                     51,227    49,109
Increase (decrease) from changes in:
     Other assets                                     (7,983)  (31,191)
     Accounts payable                                   4,053  (21,833)
     Security deposits and prepaid rents                3,365     1,078

NET CASH PROVIDED BY OPERATING ACTIVITIES             140,309    82,632

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners                  (104,468) (129,948)
 Distributions to general partners                   (11,607)  (14,439)

NET CASH (USED IN) FINANCING ACTIVITIES             (116,075) (144,387)

NET INCREASE (DECREASE) IN CASH AND CASH               24,234  (61,755)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         72,207   261,728

CASH AND CASH EQUIVALENTS,  END OF PERIOD             $96,441  $199,973

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Income Fund (the "Partnership), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchases such properties on an all cash basis and originally intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996

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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties:

                                                            Acquisition
Location (Property Name)              Date Purchased            Cost

Chino, California
(Yorba Center)                      October  25, 1988            $ 1,881,147
San Marcos, California (90%)         January 9, 1990               2,816,904
San Marcos, California (10%)         November 1, 1996                188,001

The major  categories  of  rental
real estate:
                                          June 30, 1997    December 31, 1996

Land                                         $1,332,861           $1,332,861
Building and improvements                     3,554,327            3,554,327

                                              4,887,188            4,887,188
Less accumulated depreciation                   777,773              726,546

Net rental real estate                        4,109,415            4,160,642

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $5,945 for the quarter ended June 30, 1997 and $7,613 for the quarter ended June 30, 1996, and $11,607 for the six months ended June 30, 1997 and $14,439 for the six months ended June 30, 1996.

      (b) For administrative services provided to the Partnership, the General Partner, in accordance with the partnership agreement, is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $6,000 for the six months ended June 30, 1997 and June 30, 1996 and $3,000 for the quarters ending June 30, 1997 and 1996.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $5,631 for the quarter ended June 30, 1997, and $5,115 for the quarter ended June 30, 1996, and $9,987 for the six months ended June 30, 1997 and $9,513 for the six months ended June 30, 1996.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1997 and 1996.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date             Outstanding        Amount            Total
                           Units          Per Unit        Distribution

March 31, 1997             5,096           $10.50            $53,508
December 31, 1996          5,096             10.00            50,960

Total                                                       $104,468

March 31, 1996             5,096              $13.00         $66,248
December 31, 1995          5,096               12.50          63,700

Total                                                       $129,948

Distributions were paid in the fiscal quarter following the record date.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
        THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)

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

NOTE 7 - SUBSEQUENT EVENTS

The Partnership distributed $53,508 ($10.50 per unit) on August 6, 1997 to Limited Partners as of June 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Partnership made distributions to the general and limited partners totaling $116,075, of which $26,428 constituted a return of capital. The $116,075 in distributions compared favorably to the $140,874 in cash generated from property operations (net income plus depreciation expense). On February 3, 1997 and May 9, 1997, the Partnership made distributions to the limited partners totaling $50,960 and $53,508, ($10.00 and $10.50 per unit), of which approximately $7,374 and $7,446 constituted a return of capital to the unit holders of record at March 31, 1997 and June 30, 1997, respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.
Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of June 30, 1997. Related to the property reserve requirement is the second point - the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San Marcos property was achieved utilizing a combination of reserves and, undistributed operating profits that were held back for the purpose of facilitating the acquisition. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the six months ended June 30, 1997, the Partnership paid the General Partner a partnership management fee of $11,607 and distributed $104,468 to the limited partners, of which $26,428 constituted a return of capital. The partnership management fee distribution to the general partner was calculated and paid in accordance with the Partnership Agreement.

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

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

CASH FLOWS - SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

Cash resources increased $24,234 during the six months ended June 30, 1997 compared to a $61,755 decrease in cash resources for the six ended June 30, 1996. Cash provided by operating activities increased by $140,309 with the largest contributor being $140,874 in cash basis income for the six months ended June 30, 1997. In contrast, the six months ended June 30, 1996 provided $82,632 in cash from operating activities due primarily to $134,578 in cash basis income offset by a $31,198 increase in other assets (primarily due to a increase in prepaid assets and deferred rent receivable due to free tenant rent for January
1996), and a $21,833 decrease in accounts payable (primarily due to a decrease in the amount of trade payables). There were no investing activities for the six months ended June 30, 1997 or June 30, 1996. Cash used in financing activities totaled $116,075 due to $104,468 distributed to the limited partners and $11,607 distributed to the general partner for partnership management fees during the six months ended June 30, 1997. In contrast, cash used for financing activities totaled $144,387 due to $129,948 distributed to the limited partners and $14,439 distributed to the general partner for the six months ended June 30, 1996.

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

RESULTS OF OPERATIONS

Operations for the six months ended June 30, 1997 represented six months of rental operations for the Partnership's two properties.

The net income for the six months ended June 30, 1997 ($89,647) was higher than the six months ended June 30, 1996 ($85,469) due to increased rent, resulting from the acquisition of the remaining 10% interest of the San Marcos property in November 1996, offset by lower rents collected from the Yorba Center property,. The Partnership did not have any adverse events that significantly impacted net income during the six months ended June 30, 1997, and all properties that have been purchased by the Partnership have operated at levels equal to current expectations. All tenants are current on their lease obligations.

Rental revenue increased $6,112 (3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, due to increased rent resulting from the acquisition of the remaining 10% interest of the San Marcos property in November 1996, offset by lower rents collected from the Yorba Center property. Interest income decreased $9,748 (90%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due to $188,000 in cash reserves being used to purchase the remaining 10% of the San Marcos property in November 1996. This $188,000 was earning interest during the first six months of 1996.

Operating  expenses  decreased  $2,165  (7%)  as  a  result  of  lower  property insurance, consulting fees and repairs and maintenance costs during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. General and administrative expenses decreased $1,375 (7%) due primarily to lower errors and omissions (E&O) insurance premiums paid during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Depreciation expense increased $2,118 (4%) as a result of the ownership of the remaining 10% in the San Marcos property.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

RESULTS OF OPERATIONS (CONT.)

During the six months ended June 30, 1997, the Partnership distributed $104,468 to the limited partners and $11,607 to the general partners, as compared to the six months ended June 30, 1996 when the Partnership distributed $129,948 to the limited partners and $14,439 to the general partners. Cash basis income for the six months ended June 30, 1997 was $140,874. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this period were ($24,799) less than cash basis net income. In contrast, distributions during the six months ending June 30, 1996 were ($9,809) greater than cash basis net income. Cash distributions were significantly less than cash available for distribution for the six months ended June 30, 1997 in anticipation of lower rental income at the Yorba Center property, as tenants' leases come up for renewal at rental rates that are expected to be slightly lower than current rates.

Overall, the Partnership generated $140,874 in income from operations before depreciation expense of $51,227 for the six months ended June 30, 1997. This compares favorably to the six months ending June 30, 1996 when income from operations totaled $134,578 before depreciation of $49,109. Net income per limited partnership unit increased from $14.23 in 1996 to $14.93 in 1997. The number of limited partnership units outstanding in each quarter was 5,096.

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



                         ASSOCIATED PLANNERS REALTY INCOME FUND
                             A California Limited Partnership
                                    (Registrant)


August 12, 1997          By:  WEST COAST REALTY ADVISORS, INC.
                                  A California Corporation,
                                       A General Partner




                                    Neal E. Nakagiri
                               Vice President / Secretary





August 12, 1997
                                     Michael G. Clark
                                Vice President/Treasurer