Form 10-Q
period 1997-09-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1997-11-12
CIK 808420

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
          (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   SEPTEMBER 30, 1997

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty
Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended
September 30, 1997 and 1996, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                              SEPTEMBER 30,     December 31,
                                                   1997             1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                           $4,083,802       $4,160,642
Cash and cash equivalents                             133,405           72,207
Other assets                                           27,554           42,372

TOTAL ASSETS                                       $4,244,761       $4,275,221


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable-Related party (Note 3)            $ 7,200        $   4,578
   Security deposits                                   30,351           28,576

TOTAL LIABILITIES                                      37,551           33,154

PARTNERS' EQUITY (NOTE 6)
  Limited partners:
    $1,000 stated value per unit - authorized
    12,000 units; issued and outstanding 5,096      4,167,000        4,205,288
  General partners                                     40,210           36,779

TOTAL PARTNERS' EQUITY                              4,207,210        4,242,067

TOTAL LIABILITIES AND PARTNERS' EQUITY             $4,244,761       $4,275,221

[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                LIMITED PARTNERS       GENERAL
                                     TOTAL     UNITS      AMOUNT       PARTNER
BALANCE AT DECEMBER 31, 1996      $4,242,067    5,096      $4,205,288  $36,779

Net income                           140,671       --         119,688   20,983

Distributions to limited partners  (157,976)       --       (157,976)       --

Distributions to general partner    (17,552)       --              -- (17,552)

BALANCE AT  SEPTEMBER 30, 1997    $4,207,210    5,096      $4,167,000  $40,210


                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                                                LIMITED PARTNERS      GENERAL
                                     TOTAL     UNITS     AMOUNT       PARTNER
BALANCE AT DECEMBER 31, 1995       $4,331,232   5,096      $4,124,520  $206,712

Net income                            123,581      --         104,593    18,988

Reallocation of balances prior to
January 1, 1996 (Note 6)                   --      --         170,030 (170,030)

Distributions to limited partners   (180,852)      --       (180,852)        --

Distributions to general partner     (20,101)      --              --  (20,101)

BALANCE AT SEPTEMBER 30, 1996      $4,253,860   5,096      $4,218,291   $35,569

[FN]

                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                               THREE MONTHS  THREE MONTHS  NINE MONTHS  NINE MONTHS
                                   ENDED        ENDED         ENDED        ENDED
                                 SEPTEMBER    SEPTEMBER     SEPTEMBER    SEPTEMBER
                                 30, 1997      30, 1996     30, 1997      30, 1996
REVENUES:
  Rental                           $106,885      $100,928     $314,956      $302,887
  Interest                            1,353         2,350        2,417        13,162

                                    108,238       103,278      317,373       316,049
COSTS AND EXPENSES:
   Operating                         12,058         7,946       41,750        39,802
   Property taxes                     5,045        17,925       15,136        34,882
   Property management fees           5,660         4,963       15,646        14,476
   General and administrative         8,839         9,777       27,330        29,643
   Depreciation and amortization     25,613        24,555       76,840        73,665

                                     57,215        65,166      176,702       192,468

NET INCOME                          $51,023       $38,112     $140,671      $123,581

NET INCOME PER
LIMITED PARTNERSHIP UNIT              $8.56         $6.30       $23.49        $20.52

[FN]
                See accompanying notes to financial statements.


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                  NINE            NINE
                                                 MONTHS          MONTHS
                                                  ENDED          ENDED
                                              SEPTEMBER 30,  SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH               1997           1996
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $140,671       $123,581
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                   76,840         73,665
Increase (decrease) from changes in:
     Other assets                                    14,818        (4,455)
     Accounts payable                                 2,622        (8,667)
     Security deposits and prepaid rents              1,775            255

NET CASH PROVIDED BY OPERATING ACTIVITIES           236,726        184,379

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners                (157,976)      (180,852)
 Distributions to general partners                 (17,552)       (20,101)

NET CASH (USED IN) FINANCING ACTIVITIES           (175,528)      (200,953)


NET INCREASE (DECREASE) IN CASH AND CASH             61,198       (16,574)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       72,207        261,728

CASH AND CASH EQUIVALENTS,  END OF PERIOD          $133,405       $245,154

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996

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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties:

                                                            Acquisition
Location (Property Name)              Date Purchased            Cost

Chino, California
(Yorba Center)                      October  25, 1988            $ 1,881,147
San Marcos, California (90%)         January 9, 1990               2,816,904
San Marcos, California (10%)         November 1, 1996                188,001

The major categories of rental real estate:

                                     September 30, 1997    December 31, 1996

Land                                         $1,332,861           $1,332,861
Building and improvements                     3,554,327            3,554,327

                                              4,887,188            4,887,188
Less accumulated depreciation                   803,386              726,546

Net rental real estate                        4,083,802            4,160,642

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996
                                  (CONTINUED)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $5,945 for the quarter ended September 30, 1997 and $5,662 for the quarter ended September 30, 1996, and $17,552 for the nine months ended September 30, 1997 and $20,101 for the nine months ended September 30, 1996.

      (b) For administrative services provided to the Partnership, the General Partner, in accordance with the partnership agreement, is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $9,000 for the nine months ended September 30, 1997 and September 30, 1996 and $3,000 for the quarters ending September 30, 1997 and 1996.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $5,660 for the quarter ended September 30, 1997, and $4,963 for the quarter ended September 30, 1996, and $15,646 for the nine months ended September 30, 1997 and $14,476 for the nine months ended September 30, 1996.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1997 and 1996.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date             Outstanding        Amount            Total
                           Units          Per Unit        Distribution

June 30, 1997              5,096           $10.50           $53,508
March 31, 1997             5,096            10.50            53,508
December 31, 1996          5,096            10.00            50,960

Total                                                      $157,976

June 30, 1996              5,096           $10.00           $50,904
March 31, 1996             5,096            13.00            66,248
December 31, 1995          5,096            12.50            63,700

Total                                                      $180,852

Distributions were paid in the fiscal quarter following the record date.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1996
                                 (CONTINUED)

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership originally intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Partnership made distributions to the general and limited partners totaling $175,528, of which $32,981 constituted a return of capital. The $175,528 in distributions compared favorably to the $219,387 in cash generated from property operations (net income plus depreciation expense). On February 3, 1997, May 9, 1997, and August 5, 1997 the Partnership made distributions to the limited partners totaling $50,960, $53,508, and $53,508 ($10.00 and $10.50 per unit), of which approximately $7,374, $7,446, and $609 constituted a return of capital to the unit holders of record at December 31, 1996, March 31, 1997 and June 30, 1997, respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties.

As of September 30, 1997 management has decided to make semi-annual distributions of cash, (instead of quarterly distributions) subject to maintenance of reasonable reserves. The semi-annual distributions will begin with the record date of December 31, 1997, and will be paid in early February 1998. The primary reason for this change is to reduce operating costs of the Partnership.

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

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of September 30, 1997. Related to the property reserve requirement is the second point - the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San Marcos property was achieved utilizing a combination of reserves and, undistributed operating profits that were held back for the purpose of facilitating the acquisition. The fourth point relates to partner distributions. The Partnership makes distributions from operations semi-annually beginning with the record date of December 31, 1997. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the nine months ended September 30, 1997, the Partnership paid the General Partner a partnership management fee of $17,552 and distributed $157,976 to the limited partners, of which $34,857 constituted a return of capital. The partnership management fee distribution to the general partner was calculated and paid in accordance with the Partnership Agreement.

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

CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

Cash resources increased $61,198 during the nine months ended September 30, 1997 compared to a $16,574 decrease in cash resources for the nine ended September 30, 1996. Cash provided by operating activities increased by $236,726 with the largest contributor being $217,511 in cash basis income for the nine months ended September 30, 1997. In contrast, the nine months ended September 30, 1996 provided $184,379 in cash from operating activities due primarily to $197,246 in cash basis income offset by a $4,455 increase in other assets (primarily due to a increase in prepaid assets and deferred rent receivable due to free tenant rent for January 1996), and a $8,667 decrease in accounts payable (primarily due to a decrease in the amount of trade payables). There were no investing activities for the nine months ended September 30, 1997 or September 30, 1996. Cash used in financing activities totaled $175,528 due to $157,976 distributed to the limited partners and $17,552 distributed to the general partner for partnership management fees during the nine months ended September 30, 1997. In contrast, cash used for financing activities totaled $200,953 due to $180,852 distributed to the limited partners and $20,101 distributed to the general partner for the nine months ended September 30, 1996.

PENDING TRANSACTIONS

   The Yorba Center located in Chino, California was listed for sale with a commercial real estate broker in early October of this year. The original
acquisition cost of this property was $1,881,147.   There is no debt on the
property. At this time, there is not a clear indication as to how much net proceeds will be realized from the sale of the property. However, the General Partner expects to be able to consummate a sale of the property by March, 1998. Upon sale of this property, all the proceeds from the sale will be distributed to the limited partners and the General Partner in accordance with the terms of the Partnership Agreement.

  Although the Partnership does intend to aggressively market the Yorba Center property for sale, there is no guarantee that a sale will actually take place, within the time frame mentioned above, and at a sales price acceptable to the Partnership.

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

RESULTS OF OPERATIONS
Operations for the nine months ended September 30, 1997 represented nine months of rental operations for the Partnership's two properties.

The net income for the nine months ended September 30, 1997 ($140,671) was higher than the nine months ended September 30, 1996 ($123,581) due to increased rent, resulting from the acquisition of the remaining 10% interest of the San Marcos property in November 1996, offset by lower rents collected from the Yorba Center property. The Partnership did not have any adverse events that significantly impacted net income during the nine months ended September 30, 1997, and all properties that have been purchased by the Partnership have operated at levels equal to current expectations. All tenants are current on their lease obligations.

Rental revenue increased $12,069 (4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, due to increased rent resulting from the acquisition of the remaining 10% interest of the San Marcos property in November 1996, offset by lower rents collected from the Yorba Center property. Interest income decreased $10,745 (82%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to $188,000 in cash reserves being used to purchase the remaining 10% of the San Marcos property in November 1996. This $188,000 was earning interest during the first nine months of 1996.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (CONTINUED)

RESULTS OF OPERATIONS (CONT.)

Operating expenses increased $1,948 (5%) as a result of higher legal and repairs and maintenance costs during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. General and administrative expenses decreased $2,313 (8%) due primarily to lower errors and omissions (E&O) insurance premiums paid during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Depreciation expense increased $3,175 (4%) as a result of the ownership of the remaining 10% in the San Marcos property.

During the nine months ended September 30, 1997, the Partnership distributed $157,976 to the limited partners and $17,552 to the general partners, as compared to the nine months ended September 30, 1996 when the Partnership distributed $180,852 to the limited partners and $20,101 to the general partners. Cash basis income for the nine months ended September 30, 1997 was $217,511. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this period were ($41,983) less than cash basis net income. In contrast, distributions during the nine months ending September 30, 1996 were ($3,707) greater than cash basis net income. Cash distributions were significantly less than cash available for distribution for the nine months ended September 30, 1997 in anticipation of lower rental income at the Yorba Center property, as tenants' leases come up for renewal at rental rates that are expected to be slightly lower than current rates.

Overall, the Partnership generated $217,511 in income from operations before depreciation expense of $76,840 for the nine months ended September 30, 1997. This compares favorably to the nine months ending September 30, 1996 when income from operations totaled $197,246 before depreciation of $73,665. Net income per limited partnership unit increased from $20.52 in 1996 to $23.49 in 1997. The number of limited partnership units outstanding in each quarter was 5,096.
The Partnership anticipates continuing to operate properties during 1997 for the purpose of generating the maximum amount of cash available for distribution to the limited partners, while maintaining a reasonable level of cash reserves.

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

            (b)  Reports on Form 8-K
              Dated September 10, 1997: Item 2 Acquisition or Disposition of Assets

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



                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       A California Limited Partnership
                                (Registrant)





November 11, 1997        By:  WEST COAST REALTY ADVISORS, INC.
                               A California Corporation,
                                   A General Partner



                                           Neal E. Nakagiri
                                      Vice President / Secretary





November  11, 1997
                                           Michael G. Clark
                                       Vice President/Treasurer