Form 10-K
period 1997-12-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1998-03-30
CIK 808420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1997

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

                                 PART  I

Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

ITEM 1.   BUSINESS

Associated Planners Realty Income Fund (the "Partnership"), was organized in December 1986, under the California Revised Limited Partnership Act. West Coast Realty Advisors, Inc. ("WCRA"), a California corporation, and W. Thomas Maudlin Jr., an individual, are general partners (collectively referred to herein as the "General Partner").

The Partnership was organized for the purpose of investing in, holding, and managing improved, unleveraged income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intends to own and operate such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1997, the Partnership had no employees.

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

On October 25, 1988. the Partnership acquired a shopping center located in Chino, California (the "Center"). On January 9, 1990, the Partnership, together with Associated Planners Realty Growth Fund ("Growth Fund"), purchased a one-story building located in San Marcos, California. The acquisition was paid for entirely in cash totaling $3,118,783 of which $2,806,905 was provided by the Partnership and $311,878 by the affiliate.

On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining 10% interest in the one story building located in San Marcos, California from Growth Fund. Income Fund paid Growth Fund $185,968 on November 2, 1996 for the 10% interest in the San Marcos property. This amount consisted of $188,001 for the property itself, less $2,033 for the share of a cash security deposit from the current tenant that Growth Fund retained. There is no debt in connection with the property. Growth Fund terminated business shortly thereafter.

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

The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors Inc. ("WCRA") - the co-General Partner.

ITEM 2.   PROPERTIES

The properties acquired by the Partnership are described below:

YORBA CENTER

On October 25, 1988, the Partnership purchased Yorba Center (the "Center"), a retail shopping center located in Chino, California.

The Center, constructed in 1987, provides 12,697 rentable square feet located on a .91-acre parcel of land. As of December 31, 1997, the Center was 100% leased to nine tenants. The average monthly rent per occupied square foot was $1.15. All but two tenants are renting space on a "triple net" lease basis, i.e., each tenant being proportionately responsible for payment of all expenses including insurance, taxes, maintenance, and other operating expenses. The remaining two tenants are renting space on a "gross" basis, i.e. the landlord is responsible for payment of all expenses pertaining to these tenants.

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

The Center is dependent upon the vitality of the consumer market in the general area. Since the City of Chino applies strict building regulations on developers, it is expected that new development will be limited, thereby preserving the Center's competitive edge during the Partnership's intended holding period. Although all areas of Southern California have occasionally been affected by the economic slowdowns, layoffs, plant closings and military cutbacks, these economic factors are not expected to significantly impact the occupancy of the shopping center.

Tenants occupying 10% or more of rental square footage as of December 31, 1997:

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

Descry Cal: 10.04% of rentable square footage; $22,508 rent per year; lease expires on May 31, 2002.

During 1997, the Yorba Center had no tenants accounting for more than 10% of the total Partnership rental revenue.

PENDING TRANSACTIONS

The Yorba Center located in Chino, California was listed for sale with a commercial real estate broker in October 1997. The original acquisition cost of
this property was $1,881,147.   There is no debt on the property. At this time,
there are no clear indications as to the amount of net proceeds to be realized from the sale of the property. However, the General Partner expects to be able to consummate a sale of the property during 1998. Upon sale of this property, all the proceeds from the sale will be distributed to the limited partners and the General Partner in accordance with the terms of the Partnership Agreement.

Although the Partnership intends to aggressively market the sale of the Yorba Center, there are no guarantees that a sale will actually take place within the time frame mentioned above, and at a sales price acceptable to the Partnership.

SAN MARCOS INDUSTRIAL BUILDING

On January 9, 1990, the Partnership together with Associated Planners Growth Fund (a 90%/10% interest, respectively) purchased the San Marcos Industrial Building located in San Marcos, California. On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining 10% from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the remaining 10% interest that Income Fund had not already owned in an office building located in San Marcos, California.

Income Fund paid $185,968 on November 2, 1996 for the 10% interest in the San Marcos property. This amount consisted of $188,001 for the property itself, less $2,033 for the share of a cash security deposit from the current tenant that Growth Fund retained. There are no debts in connection with the property.

The industrial building, constructed in 1986 located on a 2.66 acre parcel of land, consists of 40,720 rentable square feet including 6,000 square feet of office area plus 1,300 square feet of mezzanine above the office area. The building was 100% occupied by Professional Care Products, Inc. through January 8th, 1995, on a triple net lease.

On February 13, 1995, a new  triple net lease was  executed with No Fear,  Inc.,
which expires  on  June  30, 1998.    This  lease required  the  tenant  to  pay
insurance, taxes, maintenance, and all other operating costs.

The building is located in North San Diego County, in an area of increasing population and desirability for San Diego area professional and skilled workers and significant employers. It is expected, that the building will benefit from the projected growth in the North San Diego County area.

The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

Tenants occupying 10% or more of rental square footage as of December 31, 1997:

No Fear Inc.: 100% of rental square footage; $219,481 rent for the current year; lease expires on June 30, 1998; Renewal Options: Extend lease for 60 additional months at lessee's option.

The San Marcos property represented 57.7% of the Partnership's total rental revenue.

SUMMARY

As  of  December  31,  1997,  the  combined  occupancy  rate  for  all  of   the
Partnership's properties was 100%. The properties were fully leased and are generating a level of cash flow consistent with the market conditions in which the properties operate.

The total acquisition cost to the Partnership of each property and the date of acquisition are as follows:

                                            ACQUISITION       ACQUISITION
 DESCRIPTION                                 COST                DATE

YORBA CENTER                              $1,882,283           10/25/88
SAN MARCOS INDUSTRIAL BUILDING (90%)      $2,816,904           01/09/90
SAN MARCOS INDUSTRIAL BUILDING (10%)        $188,001           11/01/96


The schedule below indicates the average occupancy rate expressed as a percentage of square feet for the last five years:

YEAR                      YORBA CENTER              SAN MARCOS INDUSTRIAL
                                                    BUILDING
1997                      100%                      100%
1996                      100%                      100%
1995                      90%                        88%
1994                      90%                       100%
1993                      61%                       100%


ITEM 3.   LEGAL PROCEEDINGS

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.
                                       6

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

At December 31, 1997, there were 5,096 limited partnership units outstanding and 429 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop.

Distributions totaling $157,976, $231,812 and $189,361 were made to limited partners in 1997, 1996, and 1995, to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $36,234, $63,402 and $49,683, in 1997, 1996, and 1995, respectively.
The general partner distributions totaled $17,553, $25,763 and $21,092 for 1997,
1996, and 1995.   In addition,  $107,016 ($21.00/partnership  unit) in
distributions were paid to unit holders subsequent to year-end on February 6, 1998.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations. The decrease in 1997 distributions was due to the fact that the third and  fourth quarter  distributions  were paid  in  February 1998,  as  the partnership converted to a semi-annual distribution payment method. If the third quarter distribution for 1997 had been paid in 1997, the total distribution would have been approximately $211,484.

The limited partner distribution amounts for 1997 and 1996 are summarized below:

    RECORD           DATE           PER          UNITS            TOTAL
     DATE            PAID           UNIT      OUTSTANDING         PAID

   12/31/94        02/03/95        $6.25         5,096           $31,850
   03/31/95        05/05/95        8.4088        5,096            42,851
   06/30/95        08/04/95        10.00         5,096            50,960
   09/30/95        11/06/95        12.50         5,096            63,700
   12/31/95        02/06/96        12.50         5,096            63,700
   03/31/96        04/30/96        13.00         5,096            66,248
   06/30/96        08/06/96        10.00         5,096            50,904
   09/30/96        11/05/96        10.00         5,096            50,960
   12/31/96        02/03/97        10.00         5,096            50,960
   03/31/97        05/09/97        10.50         5,096            53,508
   06/30/97        08/05/97        10.50         5,096            53,508

Distributions are made out of the income from operations, before depreciation and amortization, available as a result of the previous six months of operations.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements and related notes and ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this report.

                                              1997        1996       1995        1994        1993
Operations for the years ended December 31,:
Revenues                                      421,630    424,537     378,489    474,562    $433,422
Net Income                                    194,210    168,410     139,678    222,525     192,315
Net Income per Limited Partner Unit *           32.49      27.97       22.94      37.57       32.23
Distributions per Limited Partner Unit * +      31.00      45.50       37.16      43.75       47.50

Financial position at December 31:
Total Assets                                4,303,178  4,275,221   4,381,018  4,435,929   4,468,918
Partners' Equity                            4,260,748  4,242,067   4,331,232  4,380,915   4,381,340

[FN]

*Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.

+Approximately $10.50 per limited partner unit was paid in February 1998 - representing the third quarter 1997 distribution.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain  statements  in  the  Management  Discussion  and  Analysis   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed of implied by such forward-looking statements.

RESULTS OF OPERATIONS - 1997 VS. 1996

Operations for  the year  ended December  31, 1997  represented a  full year  of
rental operations for all of the Partnership properties.      However,
operations for the year ended December 31, 1996 represented a full year of rental operations for all properties expect the San Marcos property which was wholly owned for only two months, and 90% owned for the other ten months of the 1996.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The net income for the year ended December 31, 1997 ($194,210) was higher than the year ended December 31, 1996 ($168,410) due to the acquisition of the remaining 10% interest in the San Marcos property in November 1996, as well as a decrease in a one-time prior year property tax assessment imposed by the
County of San Bernardino for the Yorba Center property. The Partnership did not have any adverse events that significantly impacted net income during the year ended December 31, 1997, and all properties that have been purchased by the Partnership have operated at levels equal to current expectations. All tenants were current on their lease obligations.

Rental revenue increased by $6,901 (1.7%) due to the purchase of the remaining 10% of the San Marcos property on November 2, 1996. The purchase generated additional rental revenue of approximately $3,800 a year and $815 per month during the year ended December 31, 1997.

Operating expenses  decreased by  $25,011 (22%)  primarily as  a result  of  the elimination of a  one-time prior  year property  tax assessment  imposed by  the
County of San Bernardino for the Yorba Center property. General and administrative costs decreased by $5,943 (15%) due to lower accounting, and general insurance expense. Interest income decreased by $9,808 (67%) due to less cash reserve balances maintained during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Depreciation and amortization expense increased by $2,247 (2%) as a result of the purchase of the remaining 10% in the San Marcos property during 1996.

During the year ended December 31, 1997, the Partnership distributed $157,976 to the limited partners and $17,553 to the general partners, as compared to the year ended December 31, 1996 when the Partnership distributed $231,812 to the limited partners and $25,763 to the general partners. Cash basis income for the year ended December 31, 1997 was $296,663. Cash basis income was derived by adding depreciation and amortization expense to net income. Cash distributions during 1997 were less ($121,134) than cash basis net income due to the Partnership electing distribute cash basis net income on a semi-annual basis. The record dates for the cash distributions are December 31, and June 30 with
payment  dates  being February  and  August,   respectively.    In   contrast,
distributions in 1996 were less than cash basis income $11,041.

Overall, the Partnership generated $296,663 in income from operations before depreciation expense of $102,453. This compares favorably to 1996 when income from operations totaled $268,616 before depreciation of $100,206. Net income per limited partnership unit increased from $27.97 in 1996 to $32.49 in 1997. The number of limited partnership units outstanding in both years was 5,096.

In summary, the operating performance of the Partnership continued to improve and all properties were operating profitably.

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

Rental revenue increased $45,172 (12%) due to the San Marcos property not being leased from January 8, to February 12, 1995. This was due to vacancy at the property between the time that the Professional Care Products (previous tenant) lease terminated and the No Fear (current tenant) lease began. In addition to the vacancy of the property, the lease rate that No Fear entered into was approximately 30% less than the rate that Professional Care Products was paying during its tenancy. Additionally, the remaining 10% in San Marcos that the Partnership had not owned was acquired on November 2, 1996 which was responsible for approximately $3,800 in additional rental revenue.

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

In summary, the operating performance of the Partnership continued to improve and all properties were operating profitably.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1997, the Partnership made distributions to the limited partners totaling $157,976, of which $36,234 constituted a return of capital. On February 6, 1998, the Partnership made distributions of $21.00 a unit to unit holders of record at December 31, 1997. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make semi-annual distributions of cash, subject to maintaining a reasonable reserve.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

Management uses cash as its primary measure of a partnership's liquidity.   Cash
representing adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

     1.   Relative risk of the partnership;
     2.   Condition of the partnership's properties;
     3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and
     4.   Distributions to partners.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The Partnership has adequate liquidity based upon the above four factors. The first factor refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. The 1% property reserve requirement is the minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of December 31, 1997. The second factor relates to the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third factor is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San
Marcos property was achieved utilizing a combination of reserves and undistributed operating profits that were held back for the purpose of facilitating the acquisition. The fourth factor relates to partner distributions. The Partnership makes semi-annual distributions from the results of operations. Such distributions are subject to payments of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the year ended December 31, 1997 the Partnership paid the General Partner a partnership management fee of $17,553 and distributed $157,976 to the limited partners, of which $36,234 constituted a return of capital. In February 1998, the Partnership paid the General Partner a partnership management fee of $11,891 and distributed $107,016 to the limited partners. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

The effects of the slowdown in the economy, inflation and changing prices have not had a material impact on the Partnership's revenues and income from operations. During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in the leases with its tenants that would help alleviate much of the negative impact of inflation.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CASH FLOWS 1997 VS. 1996

Cash resources increased by $158,296 during 1997 compared to the $189,521 decrease in 1996. The increase was primarily due to the Partnership electing to begin paying distributions semi-annually instead of quarterly beginning with the first record and payment dates being December 31, 1997 and February 6, 1998, respectively. This change represented approximately $107,000 of the increase in cash resources for the year ended December 31, 1997. In contrast, the decrease in cash resources during 1996 was the result of the investing activity involving the acquisition of the 10% interest in San Marcos. Cash provided by operating activities increased by $333,825 with the largest contributor being $296,663 in cash basis income. In contrast, cash provided by operating activities in 1996 was $256,054 due primarily to $268,616 in cash basis income. During 1997, cash used in financing activities was $175,529 which represented distributions to the limited and general partners. In contrast, cash used for financing activities in 1996 was $257,575 due to distributions to the limited and general partners. There were no investing activities during 1997. In contrast, the sole use of cash in investing activities in 1996 was the $188,001 expended for the acquisition of the remaining 10% in San Marcos property.

CASH FLOWS 1996 VS. 1995

Cash resources decreased by $189,521 during 1996 compared to the $175,924 increase in 1995. This was the result of normal amounts of financing and operating activities which took place during the year and the extraordinary investing activity involving the acquisition of the 10% interest in San Marcos. Cash provided by operating activities increased by $256,054 with the largest contributor being the $268,616 of cash basis income. In contrast, cash provided by operating activities in 1995 was $375,284 due to $237,754 in cash basis income and the $163,272 received from the sale of government securities (such securities were purchased in 1993 primarily). During 1996 cash used in financing activities was $257,575 due to the distributions paid to the limited and general partners. This continues the Partnership's trend of distributing virtually all of the cash basis income to partners in the form of quarterly distributions. In contrast, 1995's cash used in financing activities was $189,361 due to distributions to the limited and general partners. The sole use of cash in investing activities in 1996 was the $188,001 expended for the acquisition of the remaining 10% of the San Marcos property. In contrast in 1995, $9,999 was used to pay for additional tenant improvements for the San Marcos property.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

PENDING TRANSACTIONS

   The Yorba Center located in Chino, California was listed for sale with a commercial real estate broker in October 1997. The acquisition cost of this
property was $1,882,283.   There is no debt associated with the property.  At
this time, there is no clear indication as to the amount of net proceeds to be realized from the sale of the property. However, the General Partner expects to be able to consummate a sale of the property during 1998. The proceeds from the sale of the property will be distributed to the limited partners and the General Partner in accordance with the terms of the Partnership Agreement.

  Although the Partnership intends to aggressively market the Yorba Center property, there is no guarantee that a sale will actually take place, within the time frame mentioned above, and at a sales price acceptable to the Partnership.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   PAGE

     Report  of  Independent  Certified  Public Accountants          16

     Balance Sheets - December 31, 1997 and 1996                     17

     Statements of Income for the years ended
          December 31, 1997, 1996 and 1995                           18

     Statements of Partners' Equity for the years ended
          December 31, 1997, 1996 and 1995                           19

     Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                           20

     Summary of Accounting Policies                                  21-22

     Notes to Financial Statements                                   23-27

     Financial Statement Schedule
            Schedule III Real Estate and Accumulated Depreciation    33

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Associated Planners Realty Income Fund
(a California limited partnership)
Los Angeles, California

We have audited the accompanying balance sheets of Associated Planners Realty Income Fund (a California limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Income Fund (a California limited partnership), at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



BDO SEIDMAN,LLP
Los Angeles, California
January 29, 1998

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

December 31,                                          1997              1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                         $ 4,058,189       $ 4,160,642
Cash and cash equivalents                            230,503            72,207
Other assets                                          14,486            42,372

Total assets                                      $4,303,178        $4,275,221

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                         $  4,609       $       ---
      Related party (Note 4(d))                        8,421             4,578
   Security deposits                                  29,400            28,576
Total liabilities                                     42,430            33,154

PARTNERS' EQUITY (Notes 5 and 6)
  Limited partners:
$1,000 stated value per unit - authorized
12,000 units; issued and outstanding 5,096         4,212,880         4,205,288
  General partners                                    47,868            36,779

Total partners' equity                             4,260,748         4,242,067

Total liabilities and partners' equity            $4,303,178        $4,275,221

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME


Years ended December 31,                      1997         1996         1995
REVENUES
   Rental (Notes 2 and 3)                   $416,896     $409,995     $364,823
   Interest                                    4,734       14,542       13,666

                                             421,630      424,537      378,489
COSTS AND EXPENSES
   Operating                                  91,257      116,268       77,744
   General and administrative                 33,710       39,653       61,386
   Depreciation and amortization             102,453      100,206       98,076
   Loss on government securities                 ---          ---        1,605

                                             227,420      256,127      238,811

NET INCOME                                  $194,210     $168,410     $139,678

NET INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 5)                               $32.49       $27.97       $22.94

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                Limited  Partners       General
                                    Total      Units        Amount      Partner
BALANCE, January 1, 1995           4,380,915      5,096     4,196,996    183,919

Net income for the year              139,678        ---       116,885     22,793

Distribution to limited partners  ( 189,361)        ---     (189,361)        ---

BALANCE, December 31, 1995         4,331,232      5,096     4,124,520    206,712

Net income for the year              168,410        ---       142,550     25,860

Distribution to limited partners   (231,812)        ---     (231,812)        ---

Distribution to general partners    (25,763)        ---           ---   (25,763)

Reallocation of capital (Note 6)         ---        ---       170,030  (170,030)

BALANCE,  December 31, 1996       $4,242,067      5,096    $4,205,288    $36,779

Net income for the year              194,210        ---       165,568     28,642

Distribution to limited partners   (157,976)        ---     (157,976)        ---

Distribution to general partners    (17,553)        ---           ---   (17,553)

BALANCE,  December 31, 1997       $4,260,748      5,096    $4,212,880    $47,868

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                              1997       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $194,210   $168,410   $139,678
Adjustments to reconcile net income to  net cash
provided by operating activities:
     Depreciation and amortization                    102,453    100,206     98,076
Increase (decrease) from changes in operating
assets and liabilities:
     Government securities                                ---        ---    163,272
     Accounts receivable                                  ---        ---      5,991
     Other assets                                      27,886      4,071   (26,505)
     Accounts payable                                   8,452   (18,918)      (820)
     Security deposits                                    824      2,286    (4,408)

Net cash provided by operating activities             333,825    256,055    375,284

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                         ---  (188,001)    (9,999)

Net cash (used in) investing activities                   ---  (188,001)    (9,999)

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners                  (157,976)  (231,812)  (189,361)
 Distributions to general partners                   (17,553)   (25,763)        ---

Net cash (used in) financing activities             (175,529)  (257,575)  (189,361)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           158,296  (189,521)    175,924

CASH AND CASH EQUIVALENTS, beginning of year           72,207    261,728     85,804

CASH AND CASH EQUIVALENTS,  end of year              $230,503    $72,207   $261,728

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS Associated Planners Realty Income Fund (the "Partnership"), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real estate throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchased such properties on an all cash basis and intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

BASIS OF        The financial statements do  not give effect to any assets  that
PRESENTATION    the partners may have outside of their interest in  the partner-
                ship, nor to any personal obligations, including income taxes, of the partners.

RENTAL REAL
ESTATE AND      Assets are stated at cost. Depreciation is computed using the
DEPRECIATION    straight-line method over estimated useful lives ranging from
                31.5 to 40 years for financial and income tax reporting purposes.

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

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

EARNINGS          On March 3, 1997, the FASB issued Statement of Financial
(LOSS) PER        Accounting Standards No. 128.  Earnings per share (SFAS 128).
SHARE             This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share.
                  Except where the provisions of the Securities and Exchange
                  Commission's Staff Accounting Bulletin No. 98 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive. SFAS 128 is effective for fiscal years and interim periods after December
                  15, 1997; early adoption is not permitted. The Company has adopted this pronouncement during the fiscal year ended
                  December 31, 1997. The adoption of SFAS 128 does not effect earnings per share for fiscal year ended December 31, 1997 and prior years.

NEW ACCOUNTING
PRONOUNCEMENTS    Statement  of Financial  Accounting Standards No.  130   (SFAS
                  No.  130)  "Reporting  Comprehensive Income,"  issued  by  the
                  Financial   Accounting  Standards  Board   is  effective   for
                  financial   statements  with  fiscal  years  beginning   after
                  December  15, 1997.  Earlier  application is permitted.   SFAS
                  No.  130 establishes  standards for reporting  and display  of comprehensive  income  and its  components in  a full  set  of
                  general-purpose  financial statements.   The  Company has  not
                  determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

                  Statement of Financial Accounting Standards No. 131  (SFAS No.
                  131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

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

2. RENTAL REAL
   ESTATE            The  Partnership   owns  the  following two rental real
                     estate properties:
                                                                   Acquisition
                     Location (Property Name)    Date Purchased       Cost

                     Chino, California
                      (Yorba Center)              October 25, 1988  $1,882,283
                     San Marcos, California (90%)  January 9, 1990   2,816,904
                     San Marcos, California (10%)  November 1, 1996    188,001

                     The major categories of rental real estate are:

                     December 31,                  1997        1996

                     Land                        $1,332,861   $1,332,861
                     Buildings and improvements   3,554,327    3,554,327

                                                  4,887,188    4,887,188
                     Less accumulated depreciation  828,999      726,546

                     Rental real estate, net     $4,058,189   $4,160,642

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

                        One tenant accounted for 58% in 1997;
                        One tenant accounted for 48% in 1996;
                        Two tenants accounted for 12% and 52% in 1995.

                     On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund
                     ("Growth Fund").   This asset consisted  of  the 10  %
                     interest that Income Fund had not already owned in an office building located in San Marcos, California.

                     Income Fund paid $185,968 on November 2, 1996 for the 10% interest in the San Marcos property. This amount consisted of $188,001 for the property itself, less $2,033 for the share of a cash security deposit from the current tenant that Growth Fund retained. There is no debt in connection with the property.

                     The General Partner of Associated Planners Realty Income Fund made a decision to attempt to sell one of the Partnership's two properties. The Yorba Center located in Chino, California will be listed for sale with a commercial real estate broker. The original acquisition
                     cost of this property was $1,881,147.   There is no debt
                     on the property. At this time, there is not a clear indication as to how much net proceeds will be realized from the sale of the property. However, the General Partner expects to be able to consummate a sale of the property during 1998. Upon sale of this property, all the proceeds from the sale will be distributed to the limited partners and the General Partner in accordance with the terms of the Partnership Agreement.

3. FUTURE            As  of December  31, 1997,  future minimum  rental income
   MINIMUM           under  existing leases, excluding  month to  month rental
   RENTAL INCOME     agreements,  that have  remaining noncancelable  terms in
                     excess of one year are as follows:

                     Years ending
                     December 31,                            Amount

                       1998                                  256,307
                       1999                                  120,507
                       2000                                  115,463
                       2001                                  109,662
                       2002                                   86,027
                     Thereafter                                  ---

                       Total                                $687,966


                     Future minimum rental income does not include lease renewals or new leases that may result after a noncan-celable-lease expires.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS

4. Related Party     (a) In accordance with the partnership agreement,
   Transactions      compensation earned by or services reimbursed  to the
                     General Partner consisted of the following:

                     Year ended December 31,     1997      1996       1995

                     Partnership management fees $17,553 $25,860 $21,092 Administrative services:
                        Data processing            4,851     4,805      4,709
                        Postage                    2,363     2,387      2,582
                        Investor processing        1,961     1,999      1,884
                        Duplication                  833       898        942
                        Investor Communications    1,497     1,405      1,413
                        Miscellaneous               495        506        471

                                                 $29,553   $37,860     $33,093

                     (b) On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund
                     ("Growth  Fund").   This asset consisted of the 10%
                     interest that Income Fund had not already owned in an office building located in San Marcos, California.

                     (c) Property management fees incurred in accordance with the partnership agreement with West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $21,068, $20,054 and $17,568 for 1997,
                     1996 and 1995.

                     (d) Related party accounts payable (receivable) are as follows:

                        December 31,                1997       1996

             West Coast Realty Adivisors, Inc.   $ 3,000  $ (1,000)
             West Coast Realty Management, Inc.    5,421      5,578

                                                   8,421      4,578

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS

5. NET INCOME        The Net Income per  Limited Partnership Unit was computed
   AND CASH          in accordance with the partnership agreement on the basis
   DISTRIBUTIONS     of  the weighted  average number  of  outstanding Limited
   PER LIMITED       Partnership Units of 5,096 for 1997, 1996 and 1995.
   PARTNERSHIP
   UNIT              The  Limited  Partner  cash  distributions,  computed  in
                     accordance  with  the   Partnership  Agreement,  were  as
                     follows:
                                        Outstanding      Amount      Total
                     Record Date           Units         Per Unit Distribution

                     June 30, 1997            5,096      $  10.50    $ 53,508
                     March 31, 1997           5,096         10.50      53,508
                     December 31, 1996        5,096         10.00      50,960

                     Total                                           $157,976

                     September 30, 1996       5,096       $ 10.00     $50,960
                     June 30, 1996            5,096         10.00      50,904
                     March 31, 1996           5,096         13.00      66,248
                     December 31, 1995        5,096         12.50      63,700

                     Total                                           $231,812

                     September 30, 1995       5,096      $ 12.50     $ 63,700
                     June 30, 1995            5,096        10.00       50,960
                     March 31, 1995           5,096         8.4088     42,851
                     December 31, 1994        5,096         6.25       31,850

                     Total                                           $189,361

                     The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

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

          None.
                                     28

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

     PHILIP N. GAINSBOROUGH (Born 1938) is Chairman and a Director of West Coast Realty Advisors, Inc. Mr. Gainsborough is also currently the President of Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Insurance Services, Inc., and Associated Planners Investment Advisory, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc. From January 1977 to December 1980, he was employed by E.F.Hutton & Co. as a Registered Representative.

     W. THOMAS MAUDLIN JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA"). He is also co-General Partner (with WCRA) of the Partnership. Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165,000 square foot, fourteen-story office building located in West Los Angeles. From 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which included a 42,000 square-foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building a 134-unit condominium development in San Bernardino, California, a shopping center, and a restaurant in Ventura. He is a graduate of the University of Southern California.

     NEAL NAKAGIRI (Born 1954) serves as Executive Vice President, General Counsel, Chief Operating Officer and Secretary of Associated Financial Group, Inc. He is Vice President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA
(1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in December 1986 as a California Limited Partnership. Its General Partners (collectively referred to herein as the "General Partner") are West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr., an individual. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in March 1987, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. For the year ended December 31, 1997, the amount paid the General Partner was $17,553. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1997, the Partnership reimbursed $12,000 to the General Partner for these expenditures.

     2.   For property management services, the General Partner engaged
West Coast Realty Management, Inc. ("WCRM") an affiliate of the General Partner. For the year ended December 31, 1997, the Partnership incurred property management fees of $21,068 with WCRM.

     3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation and amortization. For the year ended December 31, 1997 this resulted in a $29,667 allocation of net income before depreciation and amortization and a $1,025 allocation of depreciation and amortization, or a net income allocation of $28,642.

     4. On December 31, 1997 the Partnership was indebted to WCRM for $5,421 and to WCRA for $3,000, both of which were paid subsequent to year-end.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS
          The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in
          PART II, ITEM 8:

                                                                      PAGE
          Report of Independent Certified Public Accountants........        16

          Balance Sheets -- December 31, 1997 and 1996 ..............       17

          Statements of Income for the years ended
               December 31, 1997, 1996, and 1995 ....................       18

          Statements of Partners' Equity for the years ended
               December 31, 1997, 1996,  and 1995 ....................      19

          Statements of Cash Flows for the years ended
               December 31, 1997, 1996 and 1995......................       20

          Summary of Accounting Policies ............................    21-22

          Notes to Financial Statements .............................    23-27

     2.   FINANCIAL STATEMENT SCHEDULES

          Schedule III  --Real Estate and Accumulated Depreciation ..      33

          All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise \ supplied.

(b)  REPORTS ON FORM 8-K

     NONE

(c)  EXHIBITS

     NONE


SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION     December 31, 1997
INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS


                                                               Gross Amount at
                   Initial   Cost         Cost                which Carried at
                                       Capitalized             Close of Period                                       Life (Years)
                             Building  Subsequent                                                                       on which
                                           to                 Building                                               Depreciation
                                 &     Acquisition               &                                 Year                Computed
                             Improve-   Improve-              Improve-    Total    Accumulated Construction    Date    Building &
Description          Land      ments      ments      Land      ments      Cost    Depreciation   Completed   Acquired Improvements
Yorba Center
Chino, California    555,344 1,295,803     31,136    555,344  1,326,939 1,882,283   346,172        1987      10-88     31.5-40

San Marcos
Industrial
Building
San Marcos,
California           727,517 2,079,388    198,000    777,517  2,227,388 3,004,905   482,827        1986       1-90     31.5-40

TOTAL              1,282,861 3,375,191    229,136  1,332,861  3,554,327 4,887,188   828,999


There were no mortgage notes payable on the properties at December 31, 1997.


A reconciliation of accumulated depreciation is as follows:  A reconciliation of the total cost is as follows:

Balance at January 1, 1995...........       528,264       Balance at January 1, 1995..........     4,689,188
1995 Depreciation ..................         98,076       1995 Additions .....................         9,999
Balance at December 31, 1995 ........       626,340       Balance at December 31, 1995 .......     4,699,187
1996 Depreciation ...................       100,206       1996 Additions .....................       188,001
Balance at December 31, 1996 ........       726,546       Balance at December 31, 1996 .......     4,887,188
1997 Depreciation ...................       102,453       1997 Additions .....................           ---
Balance at December 31, 1997 ........      $828,999       Balance at December 31, 1997  ......    $4,887,188



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


Date:   March 19, 1998