Form 10-Q
period 1998-03-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1998-05-05
CIK 808420

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
      (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   MARCH 31, 1998

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

ITEM 1.   FINANCIAL STATEMENTS

In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1998 and 1997, have been made in the following financial statements which are normal
recurring entries in nature.   However, such financial statements are
unaudited and are subject to any year-end adjustments that may be necessary.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                BALANCE SHEETS
               MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                             MARCH 31, 1998     December 31,
                                                                    1997
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                          $4,032,571        $4,058,189
Cash and cash equivalents                            170,739           230,503
Other assets                                          10,627            14,486

TOTAL ASSETS                                      $4,213,937        $4,303,178

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                        $   1,542         $   4,609
      Related party (Note 3)                           7,185             8,421
   Security deposits                                  29,400            29,400

TOTAL LIABILITIES                                     38,127            42,430

PARTNERS' EQUITY (NOTE 6)
  Limited partners:
$1,000 stated value per unit - authorized
12,000 units; issued and outstanding 5,096         4,134,130         4,212,880
General partners                                      41,680            47,868

TOTAL PARTNERS' EQUITY                             4,175,810         4,260,748
TOTAL LIABILITIES AND PARTNERS' EQUITY            $4,213,937        $4,303,178

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' EQUITY

                      THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)

                                                          LIMITED    PARTNERS   GENERAL
                                                  TOTAL      UNITS    AMOUNT    PARTNER
BALANCE AT DECEMBER 31, 1997                     $4,260,748   5,096  $4,212,880   $47,868

Net income                                           33,969      --      28,266     5,703

Distributions to limited partners                 (107,016)      --   (107,016)        --

Distributions to general partner (Note 3 (a))      (11,891)      --          --  (11,891)

BALANCE AT MARCH 31, 1998                        $4,175,810   5,096  $4,134,130   $41,680

                      THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)

                                                            LIMITED PARTNERS      GENERAL
                                                 TOTAL      UNITS    AMOUNT       PARTNER
BALANCE AT DECEMBER 31, 1996                   $4,242,067    5,096  $4,205,288   $36,779

Net income                                         43,586       --      36,922     6,664

Distributions to limited partners                (50,960)       --    (50,960)        --

Distributions to general partner (Note 3 (a))     (5,662)       --          --   (5,662)

BALANCE AT MARCH 31, 1997                      $4,229,031    5,096  $4,191,250   $37,781

[FN]
               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

                                            Three      Three
                                           Months      Months
                                            Ended      Ended
                                          March 31,  March 31,
                                            1998        1997
REVENUES
   Rental                                   $85,006    $101,757
   Interest                                   2,595         260

                                             87,601     102,017

COSTS AND EXPENSES
   Operating                                  8,495      13,778
   Property taxes                               ---       5,045
   Property management fees (Note 3 (c)       4,185       4,356
   General and administrative                15,334       9,639
   Depreciation and amortization             25,618      25,613

                                             53,632      58,431

NET INCOME                                 $ 33,969    $ 43,586

NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 4)                                 $5.55       $7.25

[FN]
               See accompanying notes to financial statements.


                   ASSOCIATED PLANNERS REALITY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)


                                              THREE MONTHS THREE MONTHS
                                                 ENDED         ENDED
                                               MARCH 31,     MARCH 31,
                                                  1998         1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $33,969      $43,586
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                  25,618       25,613
Increase (decrease) from changes in:
     Other assets                                    3,859      (9,414)
     Accounts payable                              (4,303)      (2,937)

NET CASH PROVIDED BY OPERATING ACTIVITIES           59,143       56,848

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners               (107,016)     (50,960)
 Distributions to general partners                (11,891)      (5,662)

NET CASH (USED IN) FINANCING ACTIVITIES          (118,907)     (56,622)

NET INCREASE (DECREASE) IN CASH AND CASH          (59,764)          226
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                             230,503       72,207


CASH AND CASH EQUIVALENTS,  END OF PERIOD         $170,739      $72,433

[FN]

               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                        SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Income Fund (the "Partnership), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and
southwestern states.   The Partnership purchases such properties on an all
cash basis and intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

EARNINGS (LOSS) PER SHARE
On March 3, 1997, the FASB issued Statement of Financial Accounting Standards
No. 128,  "Earnings Per Share"  (SFAS 128).   This pronouncement provides a
different method of calculating earnings per share than is currently used in
accordance with APB 15, "Earnings Per Share".   SFAS 128 provides for the
calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for
the period.    Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive. SFAS 128 is effective for fiscal years and interim periods
after December 15, 1997.   The Company has adopted this pronouncement during
the fiscal year ended December 31, 1997. The adoption of SFAS 128 does not effect earnings per share for fiscal year ended December 31, 1997 and prior years.

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONT.)
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas
in  which they operate and their major customers.   The Company has not
determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1997

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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties:
                                                            Acquisition
Location (Property Name)              Date Purchased            Cost

Chino, California
(Yorba Center)                      October  25, 1988             $1,881,147
San Marcos, California (90%)         January 9, 1990               2,816,904
San Marcos, California (10%)         November 1, 1996                188,001

The major categories of rental real estate:

                                         March 31, 1998    December 31, 1997

Land                                         $1,332,861           $1,332,861
Building and improvements                     3,554,327            3,554,327

                                              4,887,188            4,887,188
Less accumulated depreciation                   854,617              828,999

Net rental real estate                        4,032,571            4,058,189

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997(UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1997
                                 (CONTINUED)


NOTE 2 - RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.

Specifically:
            One tenant accounted for 58% in 1998
            One tenant accounted for 58% in 1997
            One tenant accounted for 48% in 1996

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

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $11,891 for the three months ended March 31, 1998 and $5,662 for the three months ended March 31, 1997.
See Note 6.

      (b) For administrative services rendered to the Partnership, the General Partner, in accordance with the partnership agreement, was reimbursed $3,000 for the three months ended March 31, 1998 and 1997.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,185 for the three months
March 31, 1998, and  $4,356 for the three months ended March 31, 1997.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1997
                                 (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1998 and 1997.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date             Outstanding        Amount            Total
                           Units          Per Unit        Distribution

December 30, 1997          5,096          $ 21.000         $  107,016
June 30, 1997              5,096            10.500             53,508
March 31, 1997             5,096            10.500             53,508
December 31, 1996          5,096            10.000             50,960

Total                                                      $  264,992


September 30, 1996         5,096          $ 10.000          $  50,960
June 30, 1996              5,096            10.000             50,904
March 31, 1996             5,096            13.000             66,248
December 31, 1995          5,096            12.500             63,700

Total                                                       $ 231,812


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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                 AND YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

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

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management Discussion and Analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed of implied by such forward-looking statements.

INTRODUCTION


The Partnership began offering for sale limited partnership units in October 1987. On February 26, 1988, the Partnership reached its minimum offer level of $1,200,000. The Partnership sold units throughout the remainder of the year, and had raised $3,891,000 in gross proceeds or $3,483,788 net of syndication costs and sales commissions as of December 31, 1988. During 1989, the Partnership continued to raise funds through the sale of Units and had raised $5,106,000 in gross proceeds or $4,594,101 net of syndication costs and sales commissions as of September 5, 1989, the day the Partnership terminated its offering of limited partnership units.

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and
shopping centers.    The Partnership intended on owning and operating such
properties for investment over an anticipated holding period of approximately five to ten years.

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

LIQUIDITY AND CAPITAL RESOURCES
The Partnership began offering for sale limited partnership units in October 1987. On February 26, 1988, the Partnership reached its minimum offering level of $1,200,000. The Partnership sold units throughout the remainder of the year, and had raised $3,891,000 in gross proceeds, or $3,483,788 net of
syndication costs and sales commissions, as of December 31, 1988.   During
1989, the Partnership continued to raise funds through the sale of Units and had raised $5,106,000 in gross proceeds, or $4,594,101 net of syndication costs and sales commissions, as of September 5, 1989 - the day the Partnership terminated its offering of limited partnership units.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

During the quarter ended March 31, 1998, the Partnership made distributions to the general and limited partners totaling $118,907, which represented a income distribution for the period from July 1, 1997 thru December 31, 1997. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make semi-annual distributions of cash, subject to maintenance of reasonable reserves.

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

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of March 31, 1998. Related to the property reserve requirement is the second point, the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San Marcos property was achieved utilizing a combination of reserves and, undistributed operating profits that were held
back for the purpose of facilitating the acquisition.   The fourth point
relates to partner distributions.   The Partnership makes distributions from
operations semi-annually. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the quarter ended March 31, 1998 the Partnership paid the General Partner a partnership management fee of $11,891. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

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


CASH FLOWS - MARCH 31, 1998 VS. MARCH 31, 1997

Cash resources decreased $59,764 during the three months ended March 31, 1998 compared to a $226 increase in cash resources for the three months ended March 31, 1997. Cash provided by operating activities increased by $59,143 with the largest contributor being $59,587 in cash basis net income (net income plus depreciation expense) for the three months ended March 31, 1998. In contrast, the three months ended March 31, 1997 provided $56,848 in cash from operating
activities due primarily to $69,199 in cash basis net income.   During 1998,
$118,907 was distributed to the limited and general partners as noted in a large use of cash under financing activities. This continues the Partnership's trend of paying virtually all the cash basis income out to partners in the form of semi-annual distributions. In contrast, 1997's cash used for financing activities was $56,622 due to distributions to the limited and general partners. There were no investing activities during the three months ended March 31, 1998 or 1997.

RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1998 represented a full quarter of rental operations for the Partnership's two properties.

The net income for the quarter ended March 31, 1998 ($33,969) was lower than the quarter ended March 31, 1997 ($43,586) due to lower rents collected from the San Marcos property. The Partnership did not have any adverse events that significantly impacted net income during the quarter ended March 31, 1998, and all properties that have been purchased by the Partnership have operated at levels equal to current expectations. All tenants are current on their lease obligations.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS (CONT.)

Rental revenue decreased $16,751 (16%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, due to lower rents collected from the San Marcos property. Interest income increased $2,335 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase was due to the Partnership converting from a quarterly distribution cycle to a semi-annual distribution cycle with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. Hence, net income for the third quarter 1997 was held in
a interest bearing account and paid on February 6, 1998.   In contrast, the
net income for the third quarter in 1996 was paid in November 1996.

Operating expenses decreased $5,283 (38%) as a result of lower property taxes and leasing commission expenses during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. General and administrative expenses increased $5,695 (59%) due to higher legal and accounting fees. Depreciation expense remained constant for the quarters ending March 31, 1998 and March 31, 1997.

During the quarter ended March 31, 1998, the Partnership distributed $107,016 to the limited partners and $11,891 to the general partners, as compared to the quarter ended March 31, 1997 when the Partnership distributed $50,960 to the limited partners and $5,662 to the general partners. This increase was due to the Partnership converting from a quarterly distribution cycle to a semi-annual distribution cycle with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. Cash basis income for the quarter ended March 31, 1998 was $59,587. This was derived by adding depreciation and amortization expense to net income. In contrast, cash basis income for the quarter ended March 31, 1997 was $69,199.

Overall, the Partnership generated $59,587 in income from operations before depreciation expense of $25,618 for the quarter ended March 31, 1998. This compares unfavorably to the quarter ending March 31, 1997 when income from operations totaled $69,199 before depreciation of $25,613. Net income per
limited partnership unit decreased from $7.38 in 1997 to $5.55 in 1998.   The
number of limited partnership units outstanding in each quarter was 5,096.

In summary then, despite lower rents at the San Marcos property all properties and the Partnership itself, were operating profitably.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

SALE OF PROPERTIES

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

            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBIT AND REPORTS ON FORM 8-K
            (a)Information required under this section has been included in  the financial statements.

            (b)Reports on Form 8-K
              None

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



                         ASSOCIATED PLANNERS REALTY INCOME FUND
                            A California Limited Partnership
                                    (Registrant)


 May 5, 1998            By:  WEST COAST REALTY ADVISORS, INC.
                               A California Corporation,
                                  A General Partner




                                    Neal E. Nakagiri
                        Director and Executive Vice President/Secretary





May 5, 1998
                                      Michael G. Clark
                                  Vice President/Treasurer