Form 10-Q
period 1998-06-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1998-08-14
CIK 808420

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended                JUNE 30, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                          to

                     Commission file number        33-11013

                     ASSOCIATED PLANNERS REALTY INCOME FUND
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                         95-4120092
          (State or other Jurisdiction of         I.R.S. Employer
          incorporation or organization)          dentification No.)

                        5933 W. CENTURY BLVD., SUITE 900
                         LOS ANGELES, CALIFORNIA  90045
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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the co-General Partner (West Coast Realty Advisors, Inc.) of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1998 and 1997, have been made in the following financial statements which are normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                              JUNE 30, 1998  December 31, 1997
ASSETS

Rental real estate, less accumulated
   depreciation (Note 2)                       $4,006,953          $4,058,189
Cash and cash equivalents                         274,098             230,503
Other assets                                       14,371              14,486

TOTAL ASSETS                                   $4,295,422          $4,303,178

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Accounts payable:
    Trade                                       $   3,173           $   4,609
    Related party (Note 3)                          8,675               8,421
Security deposits                                  31,941              29,400

TOTAL LIABILITIES                                  43,789              42,430

PARTNERS' EQUITY (NOTE 6)
Limited partners:
$1,000 stated value per unit - authorized 12,000
units; issued and outstanding 5,096 units       4,200,066           4,212,880
General partners                                   51,567              47,868

TOTAL PARTNERS' EQUITY                          4,251,633           4,260,748

TOTAL LIABILITIES AND PARTNERS' EQUITY         $4,295,422          $4,303,178

[FN]
              See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                                                      LIMITED PARTNERS   GENERAL
                                              TOTAL    UNITS   AMOUNT    PARTNER
BALANCE AT DECEMBER 31, 1997                $4,260,748  5,096 $4,212,880  $47,868

Net income                                     109,792     --     94,202   15,590

Distributions to limited partners            (107,016)     --  (107,016)       --

Distributions to generalpartner(Note 3 (a))   (11,891)     --         -- (11,891)

BALANCE AT  JUNE 30, 1998                   $4,251,633  5,096 $4,200,066  $51,567

                         SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                                                       LIMITED PARTNERS   GENERAL
                                                TOTAL    UNITS   AMOUNT   PARTNER
BALANCE AT DECEMBER 31, 1996                $4,242,067  5,096 $4,205,288  $36,779

Net income                                      89,647     --     76,072   13,575

Distributions to limited partners            (104,468)     --  (104,468)      --

Distributions to general partner (Note 3 (a)) (11,607)     --         --  (11,607)

BALANCE AT  JUNE 30, 1997                   $4,215,639  5,096 $4,176,892  $38,747

[FN]
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                             THREE MONTHS    THREE MONTHS   SIX MONTHS    SIX MONTHS
                                 ENDED          ENDED          ENDED         ENDED
                                JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                 1998            1997           1998          1997
REVENUES:
Rental                           $121,713      $106,313       $206,718      $208,071
Interest                            2,795           805          5,390         1,064
                                  124,508       107,118        212,108       209,135
COSTS AND EXPENSES:
Operating                           8,697        15,915         17,210        29,692
Property taxes                      1,506         5,045          1,488        10,091
Property management fees            5,674         5,631          9,859         9,987
General and administrative          7,189         8,852         22,523        18,491
Depreciation and amortization      25,618        25,613         51,236        51,227
                                   48,684        61,056        102,316       119,488

NET INCOME                        $75,824       $46,062       $109,792       $89,647

INCOME PER
LIMITED PARTNERSHIP UNIT           $12.94         $7.68         $18.49        $14.93

[FN]
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                                    SIX           Six
                                                   MONTHS        Months
                                                    ENDED         Ended
                                                JUNE 30, 1998  June 30, 1997
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
     Net income                                    $109,792       $89,647
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                   51,236        51,227
Increase (decrease) from changes in:
     Other assets                                       115       (7,983)
     Accounts payable                               (1,182)         4,053
     Security deposits and prepaid rents              2,541         3,365

NET CASH PROVIDED BY OPERATING ACTIVITIES           162,502       140,309

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners                (107,016)     (104,468)
 Distributions to general partners                 (11,891)      (11,607)
NET CASH (USED IN) FINANCING ACTIVITIES           (118,907)     (116,075)

NET INCREASE IN CASH AND CASH EQUIVALENTS            43,595        24,234

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      230,503        72,207

CASH AND CASH EQUIVALENTS,  END OF PERIOD          $274,098       $96,441

[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Income Fund (the "Partnership), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with
emphasis on properties located in California and southwestern states.   The
Partnership purchased such properties on an all cash basis and originally intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

LEASE COMMISSIONS
Lease commissions are paid to real estate brokers for locating tenants are capitalized and amortized over the life of the lease.

RENTAL REVENUE
Rental revenue is recognized when the amount is due and payable under the terms of a lease agreement.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)

STATEMENTS OF CASH FLOWS
For purposes of the statements of cash flows, the Partnership considers cash in bank and all highly-liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

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

EARNINGS (LOSS) PER UNIT
On March 3, 1997, the FASB issued Statement of Financial Accounting Standards
No. 128,  "Earnings Per Unit" (SFAS 128).   This  pronouncement provides a
different method of calculating earnings per unit than is currently used in accordance with APB 15, "Earnings Per Unit". SFAS 128 provides for the calculation of Basic and Diluted earnings per unit. Basic earnings per unit includes no dilution and is computed by dividing income available to common unitholders by the weighted average number of common units outstanding for the period. Diluted earnings per unit reflects the potential dilution of securities that could unit in the earnings of the entity, similar to fully diluted earnings per unit. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, common unit equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive.
SFAS 128 is effective for fiscal years and interim periods after December 15, 1997. The Partnership has adopted this pronouncement during the fiscal year ended December 31, 1997. The adoption of SFAS 128 did not effect earnings per unit for fiscal year ended December 31, 1997 and prior years.

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Partnership has not determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONT.)
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued
to shareholders.   It also requires that public business enterprises report
certain information about their products and services, the geographic areas in which they operate and their major customers. The Partnership has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997

NOTE 1 - NATURE OF PARTNERSHIP BUSINESS

Associated Planners Realty Income Fund, a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring, managing, and operating income-producing real estate.

The Partnership began accepting subscriptions in October 1987 and closed the offering on September 5, 1989. The Partnership began operations in March 1988.

Under the terms of the partnership agreement, the General Partners (West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr.) are entitled to cash distributions from 10% to 15%. The General Partners are also entitled to net income (loss) allocations varying from 1% to 15% and 1% of depreciation and amortization in accordance with the partnership agreement. Further, the General Partners receive acquisition fees for locating and negotiating the purchase of rental real estate, management fees for operating the Partnership and a commission on the sale of the Partnership's properties.

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties:

                                                            Acquisition
Location (Property Name)              Date Purchased            Cost

Chino, California
(Yorba Center)                      October  25, 1988       $ 1,882,283
San Marcos, California (90%)         January 9, 1990          2,816,904
San Marcos, California (10%)         November 1, 1996           188,001

The major categories of rental real estate:
                                          June 30, 1998    December 31, 1997

Land                                         $1,332,861           $1,332,861
Building and improvements                     3,554,327            3,554,327

                                              4,887,188            4,887,188
Less accumulated depreciation                   880,235              828,999
Net rental real estate                        4,006,953            4,058,189

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997
                                  (CONTINUED)

NOTE 2 - RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:
            One tenant accounted for 58% of total rental revenue in 1998 One tenant accounted for 58% of total rental revenue in 1997 One tenant accounted for 48% of total rental revenue in 1996

On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining real estate asset from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the 10% interest that Income Fund had not already owned in an office building located in San Marcos, California.

Income Fund paid $185,968 on November 2, 1996 for the 10% interest in the San Marcos property. This amount consisted of $188,000 for the property itself, less $2,032 for the share of a cash security deposit from the current tenant that Growth Fund retained. There is no debt in connection with the property.

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled -0- for the quarter ended June 30, 1998 and $5,945 for the quarter ended June 30, 1997, and $11,891 for the six months ended June 30, 1998 and $11,607 for the six months ended June 30, 1997.

      (b) For administrative services provided to the Partnership, the General Partner, in accordance with the partnership agreement, is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $6,000 for the six months ended June 30, 1998 and June 30, 1997 and $3,000 for the quarters ending June 30, 1998 and 1997.

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $5,674 for the quarter ended June 30, 1998, and $5,631 for the quarter ended June 30, 1997, and $9,859 for the six months ended June 30, 1998 and $9,987 for the six months ended June 30, 1997.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997
                                  (CONTINUED)

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1998 and 1997.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date              Outstanding         Amount           Total
                            Units           Per Unit       Distribution

December 31, 1997           5,096           $ 21.000        $  107,016
June 30, 1997               5,096             10.500            53,508
March 31, 1997              5,096             10.500            53,508
December 31, 1996           5,096             10.000            50,960

Total                                                       $  264,992

September 30, 1996          5,096           $ 10.000           $50,960
June 30, 1996               5,096             10.000            50,904
March 31, 1996              5,096             13.000            66,248
December 31, 1995           5,096             12.500            63,700

Total                                                       $  231,812


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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997
                                  (CONTINUED)

NOTE 5 - REALLOCATION OF PARTNER BALANCES

In accordance with the provisions of Section 11.1 (V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure the ambiguities" within the Agreement. The ambiguity involved the treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, as opposed to a general partner withdrawal of capital. It was determined that the partnership management fee shall be treated as a withdrawal of capital in 1996 and beyond with a retroactive reallocation of capital for partnership management fees paid prior to 1996. In order to properly reflect this reallocation, a transfer of $170,030 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

NOTE 6 - SUBSEQUENT EVENTS

The Partnership distributed $152,880 ($30.00 per unit) on August 10, 1998 to Limited Partners as of June 30, 1998.

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

INTRODUCTION (CONT.)

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

The Partnership is operated by West Coast Realty Advisors, Inc. ("WCRA") (the corporate General Partner) and Mr. W. Thomas Maudlin Jr. (an individual General Partner), collectively the "General Partners," subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA, the corporate General Partner.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

Operations for the six months ended June 30, 1998 reflect an entire period of operations for the two properties owned by the Partnership.

Rental revenue decreased $1,353 (.7%) during the six months ended June 30, 1998 compared to the six months ended June 30, 1998 due primarily to lower deferred rent recognized from the San Marcos property. Interest income increased $4,326 (407%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase is primarily due to a large amount of funds held from approximately January 1, 1998 to June 30, 1998 as a result of the Partnership electing to pay distributions semiannually instead of quarterly.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997 (CONT.)

The Partnership's overall costs and expenses decreased for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Total expenses decreased from $119,488 as of June 30, 1997 to $102,316 as of
June 30, 1998, a $17,172 (14.4%) decrease. This decrease was the result of decreases in three major expense categories, offset by increases in general and administrative costs and depreciation expense. Operating expenses decreased $12,482 (42%) as a result lower leasing commissions, common area maintenance, utilities and property insurance during the six months ended
June 30, 1998 compared to the six months ended June 30, 1997.   Property
taxes decreased $8,603 (85%) primarily as a result of the elimination of a one-time prior year property tax assessment imposed by the County of San Bernardino for the Yorba Center property. Property management fees decreased $128 (1.3%) as a result of lower rental revenue collected during the six months ended June 30, 1998 compared to the six months ended June 30,
1997.   General and administrative expenses increased $4,032 (21.8%)
primarily due to higher legal and accounting fees paid during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Depreciation expense increased $9 as a result of timing differences from the six months ended June 30, 1997.

Net income for the six months ended June 30, 1998 was $109,792 or $20,145 (22.5%) higher than the six months ended June 30, 1997. This increase in net income can be attributed to lower overall costs and expenses and a significant increase in interest income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

Operations for the quarter ended June 30, 1998 reflect an entire period of operations for the two properties owned by the Partnership.

Rental revenue increased $15,400 (14.5%) during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1998 due primarily to higher deferred rent recognized from the San Marcos property. Interest income increased $1,990 (247%) for the quarter June 30, 1998 as compared to the quarter ended June 30, 1997. This increase is primarily due to a large amount of funds held from approximately January 1, 1998 to June 30, 1998 as a result of the Partnership electing to pay distributions semiannually instead of quarterly.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997 (CONT.)

The Partnership's overall costs and expenses decreased for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Total expenses decreased from $61,056 as of June 30, 1997 to $48,684 as of June 30, 1998, a
$12,372 (20.3%) decrease.   This decrease was the result of decreases in three
major expense categories, offset  by increases in property management fees and
depreciation expense.   Operating expenses decreased 7,218 (45%) as a result
lower leasing commissions, common area maintenance, utilities and property insurance during the quarter June 30, 1998 compared to the quarter June 30, 1997. Property taxes decreased $3,539 (70%) primarily as a result of the elimination of a one-time prior year property tax assessment imposed by the
County of San Bernardino for the Yorba Center property.   General and
administrative expenses decreased $1,663 (18.8%) due primarily to lower legal and accounting and general business insurance. Property management fees increased $43 (1.3%) as a result of higher rental revenue collected during the quarter June 30, 1998 compared to the quarter ended June 30, 1997. Depreciation expense increased $5 as a result of timing differences from the quarter ended June 30, 1997.

Net income for the quarter ended June 30, 1998 was $75,824, or $29,762 ($64.6%) higher than the quarter ended June 30, 1997. This increase in net income can be attributed to lower overall costs and expenses and a increase in total rental revenue and interest income.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Partnership made distributions to the general and limited partners totaling $118,907 (for the record date of December 31, 1997), of which approximately $14,300 constituted a return of capital. Distributions of $118,907 compared favorably to the $155,789 in cash generated from property operations (net income plus depreciation expense) for the six months ended December 31, 1997 on which such distributions were based. On February 6, 1997, the Partnership made distributions to the limited
partners totaling $107,016.   Additionally, the partnership distributed
$11,891 to the general partner during the six months ended June 30, 1998.  The
record date for these distributions was December 31, 1997.   Distributions
are determined by management based on cash flow and the liquidity position of
the Partnership and anticipated occupancy of the properties.   It is the
intention of management to make semi-annual distributions of cash, subject to maintenance of reasonable reserves.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

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

The Partnership has adequate liquidity based upon the above four factors. The first factor refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. The 1% property reserve requirement is the minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of June 30,
1998.   The second factor relates to the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third factor is relevant to the Partnership because after the January 1990 purchase of the
San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San Marcos property was achieved utilizing a combination of reserves and undistributed operating profits that were held
back for the purpose of facilitating the acquisition.   The fourth factor
relates to partner distributions. The Partnership makes semi-annual distributions from the results of operations. Such distributions are subject to payments of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the six months ended June 30, 1998, the Partnership paid the General Partner a partnership management fee of $11,891. The partnership management fee distribution to the general partner was calculated and paid in accordance with the Partnership Agreement.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

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


CASH FLOWS - SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

Cash and cash equivalents increased $43,595 for the six months ended June 30, 1998 compared to a $24,234 increase for the six months ended June 30, 1997. The continued increase in cash resources is primarily due to the Partnership electing to begin paying distribution semiannually instead of quarterly beginning with the first record date and payment date being December 31, 1997
and February 6, 1998.   Cash provided from operating activities amounted to
$162,502 for the six months ended June 30, 1998, with the largest contributor being $161,028 in cash basis net income. In contrast, during the six months ended June 30, 1997, cash provided from operating activities amounted to $140,309 with the largest contributor being $140,874 in cash basis net income. There were no investing activities during the six months ended June 30, 1998 and June 30, 1997. Cash used for financing activities amounted to $118,907 during the six months ended June 30, 1998 due to distributions to the limited and general partners. In contrast, cash used for financing activities for the six months ended June 30, 1997 amounted to $116,075 due to distributions to the limited and general partners.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Partnership has not determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONT.)

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Partnership has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

IMPACT OF YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Partnership relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and shareholder servicing), and embedded computer chips, networks and telecommunications equipment and end
products.   The Partnership also relies, directly and indirectly, on external systems of business enterprises such as its advisor, lessees, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The Partnership's current estimate is that the costs associated with the Year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Partnership. However, despite the Partnership's efforts to address the Year 2000 impact on its internal systems, the Partnership may not have fully identified such impact or whether it can resolve it without disruption of its business and
without incurring significant expense.   In addition, even if the internal
systems of the Partnership are not materially affected by the Year 2000 issue, the Partnership could be affected through disruption in the operations of the enterprises with which the Partnership interacts.

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


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                        A California Limited Partnership
                                  (Registrant)





August 13, 1998          By:  WEST COAST REALTY ADVISORS, INC.
                                 A California Corporation,
                                    A General Partner




                                    W. Thomas Maudlin, Jr.
                                          President





August 13, 1998
                                      John R. Lindsey
                                 Vice President/Treasurer