Form 10-Q
period 1998-09-30
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1998-11-10
CIK 808420

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1998

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

                 ___________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the Co-General Partner (West Coast Realty Advisors,
Inc.) of Associated Planners Realty Income Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1998 and 1997, have been made in the following financial statements which are normal and recurring in nature.
However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


                                         SEPTEMBER 30, 1998  December 31, 1997
ASSETS
Rental real estate, less accumulated
   Depreciation (Note 2)                          $3,631,335       $4,058,189
Cash and cash equivalents                            217,779          230,503
Other assets                                           9,940           14,486

TOTAL ASSETS                                      $3,859,054       $4,303,178

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
        Trade                                        $ 4,554        $   4,609
        Related party (Note 3)                         9,486            8,421
   Security deposits                                  29,400           29,400

TOTAL LIABILITIES                                     43,440           42,430

PARTNERS' EQUITY (NOTE 6)
  Limited partners:
   $1,000 stated value per unit _ authorized
   12,000 units; issued and outstanding 5,096      3,805,343        4,212,880
  General partners                                    10,271           47,868

TOTAL PARTNERS' EQUITY                             3,815,614        4,260,748

TOTAL LIABILITIES AND PARTNERS' EQUITY            $3,859,054       $4,303,178


[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                                            LIMITED  PARTNERS     GENERAL
                                   TOTAL     UNITS    AMOUNT      PARTNER
BALANCE AT DECEMBER 31, 1997     $4,260,748   5,096 $4,212,880    $47,868

Net (loss)                        (156,360)      --  (147,641)    (8,719)

Distributions to limited partners (259,896)      --  (259,896)         --

Distributions to general partner   (28,878)      --         --   (28,878)

BALANCE AT  SEPTEMBER 30, 1998   $3,815,614   5,096 $3,805,343    $10,271

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                            LIMITED  PARTNERS     GENERAL
                                    TOTAL    UNITS    AMOUNT      PARTNER
BALANCE AT DECEMBER 31, 1996      $4,242,067  5,096 $4,205,288    $36,779

Net income                           140,671     --    119,688     20,983

Distributions to limited partners  (157,976)     --  (157,976)         --

Distributions to general partner    (17,552)     --         --   (17,552)

BALANCE AT  SEPTEMBER 30, 1997    $4,207,210  5,096 $4,167,000    $40,210

[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                 THREE MONTHS THREE MONTHS NINE MONTHS NINE MONTHS
                                     ENDED        ENDED       ENDED       ENDED
                                  SEPTEMBER    SEPTEMBER   SEPTEMBER   SEPTEMBER
                                   30, 1998     30, 1997    30, 1998    30, 1997
REVENUES:
  Rental                             $129,510     $106,885    $336,228    $314,956
  Interest                              3,018        1,353       8,408       2,417

                                      132,528      108,238     344,636     317,373
COSTS AND EXPENSES:
   Operating                           11,182       12,058      28,391      41,750
   Property taxes                       1,506        5,045       2,994      15,136
   Property management fees             6,485        5,660      16,345      15,646
   General and administrative           3,889        8,839      26,412      27,330
   Depreciation and amortization       25,618       25,613      76,854      76,840
   Impairment in value                350,000          ---     350,000         ---

                                      398,680       57,215     500,996     176,702

NET INCOME (LOSS)                  $(266,152)      $51,023  $(156,360)    $140,671

NET INCOME PER
 LIMITED PARTNERSHIP UNIT            $(47.46)        $8.56    $(28.97)      $23.49

[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                   NINE          NINE
                                                  MONTHS        MONTHS
                                                  ENDED          ENDED
                                              SEPTEMBER 30,  SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH               1998           1997
EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $(156,360)      $140,671
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    76,854        76,840
     Impairment loss (Note 2)                        350,000           ---
Increase (decrease) from changes in:
     Other assets                                      4,546        14,818
     Accounts payable                                  1,010         2,622
     Security deposits and prepaid rents                 ---         1,775
NET CASH PROVIDED BY OPERATING ACTIVITIES            276,050       236,726

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners                 (259,896)     (157,976)
 Distributions to general partners                  (28,878)      (17,552)
NET CASH (USED IN) FINANCING ACTIVITIES            (288,774)     (175,528)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         (12,724)        61,198

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                               230,503        72,207

CASH AND CASH EQUIVALENTS,  END OF PERIOD           $217,779      $133,405

[FN]
                See accompanying notes to financial statements.

                ASSOCIATED PLANNERS REALTY INCOME FUND
                  (A CALIFORNIA LIMITED PARTNERSHIP)

                    SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Income Fund (the "Partnership), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchases such properties on an all cash basis and originally intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

                    ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                       AND YEAR ENDED DECEMBER 31, 1997

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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties:
                                                                  Acquisition
Location (Property Name)                 Date Purchased                  Cost

Chino, California  (Yorba Center)                                 $ 1,882,283
 Less: Yorba Center Property Impairment  October 25, 1988           (350,000)
Revised Yorba Center Property Value                                 1,532,283
San Marcos, California (90%)            January 9, 1990             2,816,904
San Marcos, California (10%)            November 1, 1996              188,001

The major categories of rental real estate:
                                       September 30, 1998    December 31, 1997

Land                                          $1,332,861           $1,332,861
Building and improvements                      3,554,327            3,554,327

                                               4,887,188            4,887,188
Less: Impairment loss                            350,000                  ---
Less: Accumulated depreciation                   905,853              828,999

Net rental real estate                         3,631,335            4,058,189

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

NOTE 2 - RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental
revenue.    Specifically:

            One tenant accounted for 58% of total rental revenue in 1998 One tenant accounted for 58% of total rental revenue in 1997 One tenant accounted for 48% of total rental revenue in 1996

During the quarter ending September 30, 1998, the Partnership determined that the total expected future cash flows from disposition of the Yorba Center property located in Chino, California are less than the carrying value of the property. Therefore, the Yorba Center property was deemed to be impaired.
As a result, an impairment loss of $350,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value less cost to sell. Fair value was determined based on a negotiated sales contract with an unrelated buyer of the property (See Note 5).

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

NOTE 3 - RELATED PARTY TRANSACTIONS

      (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $16,987 for the quarter ended September 30, 1998 and $5,945 for the quarter ended September 30, 1997, and $28,878 for the nine months ended September 30, 1998 and $17,552 for the nine months ended September 30, 1997.

      (b) For administrative services provided to the Partnership, the General Partner, in accordance with the partnership agreement, is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $9,000 for the nine months ended September 30, 1998 and September 30, 1997 and $3,000 for the quarters ending September 30, 1998 and 1997.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONT.)

      (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $6,485 for the quarter ended September 30, 1998, and $5,660 for the quarter ended September 30, 1997, and $16,345 for the nine months ended September 30, 1998 and $15,646 for the nine months ended September 30, 1997.

NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1998 and 1997.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date              Outstanding         Amount           Total
                            Units           Per Unit       Distribution

June 30, 1998               5,096            $30.00          $152,880
December 31, 1997           5,096             21.00           107,016
June 30, 1997               5,096             10.50            53,508
March 31, 1997              5,096             10.50            53,508
December 31, 1996           5,096             10.00            50,960

Total                                                        $417,872


The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

NOTE 5 - SUBSEQUENT EVENTS

The Partnership has negotiated contracts for the sale of the Partnerships properties. The sales prices for the properties are as follows:

      Yorba Shopping Center in Chino, CA              $1,250,000
      San Marcos Industrial Building in San Marcos, CA 2,700,000

Sales prices listed above are before sales commissions, 5-6% of the sales prices, and before title insurance and escrow closing costs. Buyers have due diligence periods in which to determine their satisfaction with the property and the availability of financing. Consequently, until buyers waive contingencies, these sales are contingent.

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership originally intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

Operations for the nine months ended September 30, 1998 reflect an entire period of operations for the two properties owned by the Partnership.

Rental revenue increased $21,272 (6.8%) during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due primarily to higher rent collected from the San Marcos property. Interest income increased $5,991 (248%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase is primarily due to a large amount of funds held from approximately January 1, 1998 to August 10, 1998 as a result of the Partnership electing to pay distributions semiannually instead of quarterly.

The Partnership's overall costs and expenses increased for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Total expenses increased from $176,702 as of September 30, 1997 to $500,996 as of September 30, 1998, a $342,294 (183.5%) increase. This increase was the result of the Partnership recording a $350,000 impairment loss on the Yorba Center property during the quarter ending September 30, 1998, plus increases in property management fees and depreciation expense, offset by decreases in operating expenses, property taxes and general and administrative expenses.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

During the quarter ending September 30, 1998, the Partnership determined that the total expected future cash flows from disposition of the Yorba Center property located in Chino, California are less than the carrying value of the property. Therefore, the Yorba Center property was deemed to be impaired. As a result, an impairment loss of $350,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value less cost to sell. Fair value was determined based on a negotiated sales contract with a buyer of the property.

Property management fees increased $699 (4.5%) as a result of higher rental revenue collected from the San Marcos property during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Depreciation expense increased $14 as a result of timing differences from the nine months ended September 30, 1997. Operating expenses decreased 13,359 (32%) as a result lower leasing commissions, common area maintenance, utilities and property insurance during the nine months ended September 30,
1998 compared to the nine months ended September 30, 1997.   Property taxes
decreased $12,142 (85%) primarily as a result of the elimination of a one-time prior year property tax assessment imposed by the County of San Bernardino for the Yorba Center property. General and administrative expenses decreased $918 (3.4%) primarily due to lower legal and accounting fees paid during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Net loss for the nine months ended September 30, 1998 was $156,360 or $297,031 (211.1%) less than the $140,671 in net income for the nine months ended September 30, 1997. This decrease in net income can be attributed to the Partnership recording a $350,000 impairment loss on the Yorba Center property during the quarter ending September 30, 1998, offset by lower overall costs and expenses and increases in total rental revenue and interest income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

Operations for the quarter ended September 30, 1998 reflect an entire period of operations for the two properties owned by the Partnership.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

Rental revenue increased $22,625 (21.2%) during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due primarily to higher rent collected from the San Marcos property. Interest income increased $1,665 (123%) for the quarter September 30, 1998 as compared to the quarter ended September 30, 1997. This increase is primarily due to a large amount of funds held from approximately January 1, 1998 to August 10, 1998 as a result of the Partnership electing to pay distributions semiannually instead of quarterly.

The Partnership's overall costs and expenses increased for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Total expenses increased from $57,215 as of September 30, 1997 to $398,680 as of September 30, 1998, a $341,465 (596.8%) increase. This increase was the result of the Partnership recording a $350,000 impairment loss on the Yorba Center property during the quarter ending September 30, 1998 plus increases in property management fees and depreciation expense, offset by decreases in general and administrative expenses, property taxes and operating expenses.

During the quarter ending September 30, 1998, the Partnership determined that the total expected future cash flows from disposition of the Yorba Center property located in Chino, California are less than the carrying value of the property. Therefore, the Yorba Center property was deemed to be impaired. As a result, an impairment loss of $350,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value less cost to sell. Fair value was determined based on a negotiated sales contract with a buyer of the property.

Property management fees increased $825 (14.6%) as a result of higher rental revenue collected during the quarter September 30, 1998 compared to the quarter ended September 30, 1997. Depreciation expense increased $5 as a result of timing differences from the quarter ended September 30, 1997. General and administrative expenses decreased $4,950 (56%) due primarily to lower legal and accounting and general business insurance. Property taxes decreased $3,539 (70%) primarily as a result of the elimination of a one-time prior year property tax assessment imposed by the County of San Bernardino for the Yorba Center property. Operating expenses decreased $876 (7.3%) as a result lower leasing commissions, common area maintenance, and property insurance during the quarter September 30, 1998 compared to the quarter September 30, 1997.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

Net loss for the quarter ended September 30, 1998 was $266,152 or $317,175 (621.6%) less than the net income of $51,023 for the quarter ended September 30, 1997. This decrease in net income can be attributed to the Partnership recording a $350,000 impairment loss on the Yorba Center property during the quarter ending September 30, 1998, offset by lower overall costs and expenses and increases in total rental revenue and interest income.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Partnership made distributions to the general and limited partners totaling $118,907 and $169,867 (for the record dates of December 31, 1997 and June 30, 1998, respectively), of which approximately $74,375 constituted a return of capital. Distributions of $118,907 and $169,867 compared favorably to the $155,789 and $279,494 in cash generated from property operations (net income plus depreciation expense) for the six months ended December 31, 1997 and June 30, 1998 on which such distributions were based. On February 6, 1998 and on August 10, 1998, the Partnership made distributions to the limited partners totaling $107,016 and $152,880, respectively. Additionally, the partnership distributed $11,891 and $16,987 to the general partner during the nine months ended September 30, 1998 for the record dates of December 31, 1997 and June 30, 1998, respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make semi-annual distributions of cash, subject to maintenance of reasonable reserves.

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The Partnership has adequate liquidity based upon the above four factors. The first factor refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. The 1% property reserve requirement is the minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of September 30, 1998. The second factor relates to the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third factor is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San Marcos property was achieved utilizing a combination of reserves and undistributed operating profits that were held back for the purpose of facilitating the acquisition. The fourth factor relates to partner distributions. The Partnership makes semi-annual distributions from the results of operations. Such distributions are subject to payments of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the nine months ended September 30, 1998, the Partnership paid the General Partner a partnership management fee of $28,878. The partnership management fee distribution to the general partner was calculated and paid in accordance with the Partnership Agreement.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

The effects of the economy, inflation and changing prices have not had a material impact on the Partnership's revenues and income from operations. During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in the leases with its properties' tenants that would help alleviate much of the negative impact of inflation.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

Cash and cash equivalents decreased $12,724 for the nine months ended September 30, 1998 compared to a $61,198 increase for the nine months ended September 30, 1997. Cash provided from operating activities amounted to $276,050 for the nine months ended September 30, 1998, with the largest contributor being $270,494 in cash basis net income. In contrast, during the nine months ended September 30, 1997, cash provided from operating activities amounted to $236,726 with the largest contributor being $217,511 in cash basis net income. There were no investing activities during the nine months ended September 30, 1998 and September 30, 1997. Cash used for financing activities amounted to $288,774 during the nine months ended September 30, 1998 due to distributions to the limited and general partners. In contrast, cash used for financing activities for the nine months ended September 30, 1997 amounted to $175,528 due to distributions to the limited and general partners.

PENDING PROPERTY DISPOSITIONS

The Partnership has negotiated contracts for the sale of the Partnerships properties. The sales prices for the properties are as follows:

      Yorba Shopping Center in Chino, CA              $1,250,000
      San Marcos Industrial Building in San Marcos, CA 2,700,000

Sales prices listed above are before sales commissions, 5-6% of the sales prices, and before title insurance and escrow closing costs. Buyers have due diligence periods in which to determine their satisfaction with the property and the availability of financing. Consequently, until buyers waive contingencies, these sales are contingent.

During the quarter ending September 30, 1998, the Partnership determined that the total expected future cash flows from disposition of the Yorba Center property located in Chino, California are less than the carrying value of the property. Therefore, the Yorba Center property was deemed to be impaired.
As a result, an impairment loss of $350,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value less cost to sell. Fair value was determined based on a negotiated sales contract with a buyer of the property.

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



                     ASSOCIATED PLANNERS REALTY INCOME FUND
                        A California Limited Partnership
                                  (Registrant)





November 10, 1998        By:  WEST COAST REALTY ADVISORS, INC.
                                 A California Corporation,
                                     A General Partner




                                    W. Thomas Maudlin, Jr.
                                          President





November 10, 1998
                                       John R. Lindsey
                                  Vice President/Treasurer