Form 10-K
period 1998-12-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1999-03-31
CIK 808420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

                         COMMISSION FILE NUMBER 33-11013

   ASSOCIATED PLANNERS REALTY INCOME FUND, (A CALIFORNIA LIMITED PARTNERSHIP)
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                       95-4120092
                ----------                                       ----------
       State or other jurisdiction of                           (IRS Employer
       incorporation or organization                            Identification)

         5933 WEST CENTURY BLVD., 9TH FLOOR, LOS ANGELES, CA 90045-5454
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (310) 670-0800
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
               NONE                                     NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, unleveraged income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intended on owning and operating such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1998, the Partnership had no employees.

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

On October 25, 1988, the Partnership acquired a shopping center located in Chino, California (the "Center"). On January 9, 1990, the Partnership, together with Associated Planners Realty Growth Fund ("Growth Fund"), purchased a one-story building located in San Marcos, California. On November 1, 1996, Associated Planners Realty Income Fund ("Income Fund") purchased the remaining 10% interest in the one story building located in San Marcos, California from Growth Fund.

At December 31, 1998, all of the Partnership's remaining properties were held for a sale. The General Partner is negotiating sales contract with potential buyers of the Yorba Center and San Marcos properties. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the Yorba Center or San Marcos properties will be sold and the Partnership will be liquidated during 1999. The financial statements do not contain any adjustments that might result form the liquidation of the Partnership.

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

The Partnership is subject to competitive conditions that exist in the local markets where it operates rental real estate. These conditions are discussed in
ITEM 2 -- "PROPERTIES".

The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors Inc. ("WCRA") - the co-General Partner.

ITEM 2.  PROPERTIES

The properties of the Partnership are described below:

YORBA CENTER

On October 25, 1988, the Partnership purchased Yorba Center (the "Center"), a retail shopping center located in Chino, California.

The Center, constructed in 1988, provides 12,697 rentable square feet located on a .91-acre parcel of land. As of December 31, 1998, the Center was 100% leased to nine tenants. The average monthly rent per occupied square foot was $1.15. All but two tenants are renting space on a "triple net" lease basis, i.e., each tenant being proportionately responsible for payment of all expenses including insurance, taxes, maintenance, and other operating expenses. The remaining two tenants are renting space on a "gross" basis, i.e. the landlord is responsible for payment of all expenses pertaining to these tenants.

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

Tenants occupying 10% or more of rental square footage as of December 31, 1998:

San Bernardino County Superintendent Schools: 17.11% of rental square footage; $30,488 rent per year; lease expires on June 30, 2000; Renewal Options: Lessee has one option to extend the lease for one additional year.

Mels Liquor: 15.79% of rental square footage; $43,469 rent per year; lease expires on May 31, 2002; Renewal Options: Lessee has option to extend lease 5 years to May 31, 2007.

Video Club: 13.69% of rental square footage; $17,730 rent per year; lease expires on August 31, 1999; Renewal Options: No renewal options.

Descry Cal: 10.04% of rentable square footage; $25,245 rent per year; lease expires on May 31, 2002.

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

On February 13, 1995, a triple net lease was executed with No Fear, Inc., which expired on June 30, 1998. This lease required the tenant to pay insurance, taxes, maintenance, and all other operating costs. Since the expiration of the lease on June 30, 1998, the property was leased on a month-to-month basis until September 30, 1998. The property has remained vacant from October 1, 1998 through December 31, 1998.

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

The San Marcos property (with No Fear being the sole tenant) represented 51.6% of the Partnership's total rental revenue for 1998, 57.7% for 1997 and 53.7% for 1996.

On March 24, 1999, the General Partner sold the San Marcos property to an unaffiliated buyer for $2,730,000.

SUMMARY

As of December 31, 1998, the combined occupancy rate for the Partnership's properties was 24%. The Yorba Shopping Center property is fully leased and is generating a level of cash flow consistent with the market conditions in which the properties operate, while the San Marcos property has been vacant from October 1, 1998 through December 31, 1998. The Partnership continues to market the San Marcos for sale through a listing agent.

As of December 31, 1998, both properties were held for sale. The General Partner is negotiating sales contracts with potential buyers of the Yorba Center and San Marcos Properties. There is no assurance that the Yorba Center or San Marcos Properties will be sold during 1999.

The total acquisition cost to the Partnership of each property and the date of acquisition are as follows:

                                             ACQUISITION         ACQUISITION
DESCRIPTION                                     COST                 DATE
----------------------------------------------------------------------------
Yorba Center                                  $1,532,283            10/25/88
San Marcos Industrial Building (90%)          $2,816,904            01/09/90
San Marcos Industrial Building (10%)          $  188,001            11/01/96
----------------------------------------------------------------------------

The schedule below indicates the average occupancy rate expressed as a percentage of square feet for the last five years:

                                                         SAN MARCOS
 YEAR                         YORBA CENTER               INDUSTRIAL BUILDING
 ---------------------------------------------------------------------------
 1998                         100%                         80%
 1997                         100%                        100%
 1996                         100%                        100%
 1995                          90%                         88%
 1994                          90%                        100%

ITEM 3.  LEGAL PROCEEDINGS

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

At December 31, 1998, there were 5,096 limited partnership units outstanding and 431 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop.

Distributions totaling $259,896, $157,976 and $231,812 were made to limited partners in 1998, 1997 and 1996, to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $65,909, $36,234 and $63,402, in 1998, 1997 and 1996, respectively.
The general partner distributions totaled $28,877, $17,553 and $25,763 for 1998, 1997 and 1996. In addition, $142,688 ($28/limited partnership unit) in distributions were paid to unit holders subsequent to year-end on February 12, 1999.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations. The decrease in 1997 distributions was due to the fact that the third and fourth quarter distributions were paid in February 1998, as the partnership converted to a semi-annual distribution payment method. If the third quarter distribution for 1997 had been paid in 1997, the total distribution would have been approximately $211,484.

The limited partner distribution amounts for 1998, 1997 and 1996 are summarized below:

                                                  PER                UNITS               TOTAL
       RECORD DATE         DATE PAID              UNIT             OUTSTANDING            PAID
------------------------------------------------------------------------------------------------
        12/31/95            02/06/96            $  12.50               5,096            $ 63,700
        03/31/96            04/30/96               13.00               5,096              66,248
        06/30/96            08/06/96               10.00               5,096              50,904
        09/30/96            11/05/96               10.00               5,096              50,960
        12/31/96            02/03/97               10.00               5,096              50,960
        03/31/97            05/09/97               10.50               5,096              53,508
        06/30/97            08/05/97               10.50               5,096              53,508
        12/31/97            02/06/98               21.00               5,096             107,016
        06/30/98            08/10/98               30.00               5,096             152,880
        12/31/98            02/12/99               28.00               5,096             142,688

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

                                                   1998             1997            1996            1995            1994
----------------------------------------------------------------------------------------------------------------------------
Operations for the years ended December 31:
  Revenues                                      $   397,796      $   421,630     $   424,537     $   378,489     $   474,562
  Net income (loss)                                (156,013)         194,210         168,410         139,678         222,525
  Net income per Limited Partner Unit*               (25.74)           32.49           27.97           22.94           37.57
  Distributions per Limited Partner Unit*             51.00            31.00           45.50           37.16           43.75

Financial position at December 31,
  Total assets                                  $ 3,885,374      $ 4,303,178     $ 4,275,221     $ 4,381,018     $ 4,435,929
  Partners' equity                                3,815,961        4,260,748       4,242,067       4,331,232       4,380,915

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

RESULTS OF OPERATIONS - 1998 VS. 1997

Operations for the year ended December 31, 1998 represented a full year of rental operations for all of the Partnership properties. The net loss for the year ended December 31, 1998 was $156,013 as compared to net income of $194,210, for the year ended December 31, 1997. The Partnership incurred a $350,000 impairment loss on the Yorba Center property which negatively impacted the net loss during the year ended December 31, 1998. All properties owned by the Partnership have operated at levels equal to current expectations with the exception of the San Marcos property which was vacant from October 1, 1998 through December 31, 1998. All tenants were current on their lease obligations.

Rental revenue decreased by $30,323 (7%) primarily due to the vacancy of the San Marcos property from October 1, 1998 through December 31, 1998.

Operating expenses decreased by $24,576 (27%), primarily due to reductions in leasing commissions, property taxes and common area maintenance fees related to the San Marcos property. General and administrative costs increased by $947 (3%) due to an increase in consulting fees offset by a decrease in general business insurance. Interest income increased by $6,489 (137%) due to the change in mid 1997 from quarterly to semi-annual distributions to limited and general partners. Hence, additional funds were deposited in interest bearing accounts during 1998 as compared to 1997. Depreciation and amortization expense was consistent between 1997 and 1998. An impairment loss of $350,000 was incurred during the year ended December 31, 1998 on the Yorba Center property, due to the fair value being below carrying value. The fair value was determined based on a negotiated sales contract with an unrelated buyer of the property. During escrow, the buyer revoked the offer and the contact was cancelled.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Net income per limited partnership unit decreased from $32.49 in 1997 to a net loss per limited partnership unit of $25.74 in 1998. The number of limited partnership units outstanding in both years was 5,096.

During the year ended December 31, 1998, the Partnership distributed $259,897 to the limited partners and $28,877 to the General Partner, as compared to the year ended December 31, 1997 when the Partnership distributed $157,976 to the limited partners and $17,553 to the General Partner. Cash basis income for the year ended December 31, 1998 was $296,458. Cash basis income was derived by adding depreciation and amortization expense and the impairment loss to net income. Cash distributions during 1998 were $288,774 which is favorable based on cash basis net income of $296,458. The record dates for the cash distributions are December 31, and June 30 with payment dates being February and August, respectively.

This is comparable to 1997 when cash basis income totaled $296,663 before depreciation of $102,453.

RESULTS OF OPERATIONS - 1997 VS. 1996

Operations for the year ended December 31, 1997 represented a full year of rental operations for all of the Partnership properties. However, operations for the year ended December 31, 1996 represented a full year of rental operations for all properties expect the San Marcos property which was wholly owned for only two months, and 90% owned for the other ten months of 1996.

The net income for the year ended December 31, 1997, $194,210 was higher than the year ended December 31, 1996, $168,410 due to the acquisition of the remaining 10% interest in the San Marcos property in November 1996, as well as a decrease in a one-time prior year property tax assessment imposed by the County of San Bernardino for the Yorba Center property. The Partnership did not have any adverse events that significantly impacted net income during the year ended December 31, 1997, and all properties that have been purchased by the Partnership have operated at levels equal to current expectations. All tenants were current on their lease obligations.

Rental revenue increased by $6,901 (1.7%) due to the purchase of the remaining 10% of the San Marcos property on November 2, 1996. The purchase generated additional rental revenue of approximately $3,800 a year and $815 per month during the year ended December 31, 1997.

Operating expenses decreased by $25,011 (22%) primarily as a result of the elimination of a one-time prior year property tax assessment imposed by the County of San Bernardino for the Yorba Center property. General and administrative costs decreased by $5,943 (15%) due to lower accounting, and general insurance expense. Interest income decreased by $9,808 (67%) due to lower cash reserve balances maintained during the year ended December 31, 1997 as compared to year ended December 31, 1996. Depreciation and amortization expense increased by $2,247 (2%) a result of the purchase of the remaining 10% in the San Marcos property during 1996.

Net income per limited partnership unit increased from $27.97 in 1996 to $32.49 in 1997. The number of limited partnership units outstanding in each year was 5,096.

During the year ended December 31, 1997, the Partnership distributed $157,976 to the limited partners and $17,553 to the general partners, as compared to the year ended December 31, 1996 when the Partnership distributed $231,812 to the limited partners and $25,763 to the general partners. Cash basis income for the year ended December 31, 1997 was $296,663. Cash basis income was derived by adding depreciation and amortization expense to net income. Cash distributions during 1997 were less ($121,134) than cash basis net income. In contrast, distributions in 1996 were less than cash basis income of $11,041.

This compares favorably to 1996 when cash basis income totaled $268,616 before depreciation of $100,206.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1998, the Partnership made distributions to the limited partners totaling $259,897, of which $65,910 constituted a return of capital. On February 12, 1999, the Partnership made distributions of $28 per unit to unit holders of record as of December 31, 1998. Distributions are determined by the General Partner based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of the General Partner to make semi-annual distributions of cash, subject to maintaining a reasonable reserve.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

The General Partner uses cash as its primary measure of a partnership's liquidity. Cash representing adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

        1.  Relative risk of the partnership;

        2.  Condition of the partnership's properties;

        3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and

        4.  Distributions to partners.

The Partnership has adequate liquidity based upon the above four factors. The first factor refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired without the use of debt financing. The 1% property reserve requirement is the minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of December 31, 1998. The second factor relates to the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third factor is relevant to the Partnership because after the January 1990 purchase of the San Marcos property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The subsequent purchase of the remaining 10% interest in San Marcos property was achieved utilizing a combination of reserves and undistributed operating profits that were held back for the purpose of facilitating the acquisition. The fourth factor relates to partner distributions. The Partnership makes semi-annual distributions from the results of operations. Such distributions are subject to payments of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

The restricted cash of $50,000 received as a deposit from an unaffiliated buyer of the San Marcos property (Note 3), was forfeited in February 1999 due to non-performance of the buyer. On March 24, 1999, the General Partner sold the San Marcos property to a new unaffiliated buyer for $2,730,000.

In February 1999, the General Partner placed the Yorba Center property in escrow with an unaffiliated buyer. The closure of escrow is dependent upon the buyer resolving all pending contingencies.

During the year ended December 31, 1998 the Partnership paid the General Partner a partnership management fee of $28,877 and distributed $259,897 to the limited partners, of which $65,910 constituted a return of capital. In February 1999, the Partnership paid the General Partner a partnership management fee of $15,854 and distributed $142,688 to the limited partners. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

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

CASH FLOWS 1998 VS. 1997

Cash resources decreased by $6,995 during 1998 as compared to the $158,296 increase in 1997. The decrease in 1998 was primarily due to distributions to limited partners increasing by approximately $113,000. In contrast, the increase in cash resources during 1997, was the result of the Partnership electing to begin paying distributions semi-annually instead of quarterly beginning with the first record and payment dates being December 31, 1997 and February 6, 1998, respectively. Cash provided by operating activities for the year ended December 31, 1998 was $331,779, with the largest contributor being the $452,471 of cash basis income. In contrast, cash provided by operating activities in 1997 were $333,825 due primarily to $296,663 in cash basis income. The sole use of cash in investing activities during 1998 was due to a deposit of $50,000 received from an unaffiliated buyer for the purchase of the San Marcos property. In contrast, there were no investing activities during 1997. During 1998, cash used in financing activities was $288,774 due to cash distributions to the limited and general partners. In contrast, cash used for financing activities in 1997 was $175,529 which represented distributions to the limited and general partners.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Partnership does not expect adoption to have any effect on its financial position, results of operations and cash flows.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

IMPACT OF YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The General Partner relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and shareholder servicing), and embedded computer chips, networks and telecommunications equipment and end products. The General Partner also relies, directly and indirectly, on external systems of business enterprises such as its advisor, lessees, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The General Partner's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the General Partner. However, despite the General Partner's efforts to address the year 2000 impact on its internal systems, the General Partner may not have fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the General Partner are not materially affected by the year 2000 issue, the General Partner could be affected through disruption in the operations of the enterprises with which the General Partner interacts.

ITEM 8.   FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE
Report of Independent Certified Public Accountants ...........................12

Balance Sheets - December 31, 1998 and 1997 ..................................13

Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996 ....................................14

Statements of Partners' Equity for the years ended
         December 31, 1998, 1997 and 1996.....................................15

Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996 ....................................16

Summary of Accounting Policies ............................................17-18

Notes to Financial Statements .............................................19-22

Financial Statement Schedule
         Schedule III-Real Estate and Accumulated Depreciation ...............28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Associated Planners Realty Income Fund
(a California limited partnership)
Los Angeles, California

We have audited the accompanying balance sheets of Associated Planners Realty Income Fund (a California limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, all of the Partnership's remaining properties are held for sale as of December 31, 1998. The General Partner plans to liquidate the Partnership after the final property is sold. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Income Fund (a California limited partnership), at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                                  BDO SEIDMAN, LLP

Los Angeles, California
January 22, 1999 (except for Note 9, as to which the date is March 24, 1999)

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS


December 31,                                                               1998             1997
----------------------------------------------------------------------------------------------------
ASSETS

Rental real estate held for sale, less accumulated depreciation
  (Notes 2 and 8)                                                       $ 3,605,718      $ 4,058,189
Cash and cash equivalents                                                   223,508          230,503
Restricted cash (Note 3)                                                     50,000               --
Other assets                                                                  6,148           14,486
----------------------------------------------------------------------------------------------------

Total assets                                                            $ 3,885,374      $ 4,303,178
====================================================================================================

LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES
   Accounts payable:
     Trade                                                              $        --      $     4,609
     Related party (Note 5(d))                                                5,837            8,421
   Security deposits                                                         63,576           29,400
----------------------------------------------------------------------------------------------------

Total liabilities                                                            69,413           42,430
----------------------------------------------------------------------------------------------------

Contingencies (Note 8)

PARTNERS' EQUITY (Notes 6 and 7):
   Limited partners:
     $1,000 stated value per unit - authorized 12,000 units; issued
       and outstanding 5,096                                              3,821,794        4,212,880
   General partners                                                          (5,833)          47,868
----------------------------------------------------------------------------------------------------

Total partners' equity                                                    3,815,961        4,260,748
----------------------------------------------------------------------------------------------------

Total liabilities and partners' equity                                  $ 3,885,374      $ 4,303,178
====================================================================================================


              See accompanying summary of accounting policies and
                         notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


Years ended December 31,                                       1998           1997          1996
--------------------------------------------------------------------------------------------------
REVENUES
   Rental (Notes 2 and 4)                                   $ 386,573      $ 416,896     $ 409,995
   Interest                                                    11,223          4,734        14,542
--------------------------------------------------------------------------------------------------

                                                              397,796        421,630       424,537
--------------------------------------------------------------------------------------------------

COST AND EXPENSES
   Operating                                                   66,681         91,257       116,268
   General and administrative (Note 5)                         34,657         33,710        39,653
   Depreciation and amortization                              102,471        102,453       100,206
   Impairment loss (Note 2)                                   350,000             --            --
--------------------------------------------------------------------------------------------------

                                                              553,809        227,420       256,127
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $(156,013)     $ 194,210     $ 168,410
==================================================================================================

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT (Note 6)     $  (25.74)     $   32.49     $   27.97
==================================================================================================


               See accompanying summary of accounting policies and
                         notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                              Limited Partners
                                         ----------------------------         General
                                            Units           Amount            Partner            Total
---------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1996                       5,096      $ 4,124,520       $   206,712       $ 4,331,232

   Net income for the year                        --          142,550            25,860           168,410
   Distribution to limited partners (Note 6)      --         (231,812)               --          (231,812)
   Distribution to general partners               --               --           (25,763)          (25,763)
   Reallocation of capital (Note 7)               --          170,030          (170,030)               --
---------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                     5,096        4,205,288            36,779         4,242,067

   Net income for the year                        --          165,568            28,642           194,210
   Distribution to limited partners (Note 6)      --         (157,976)               --          (157,976)
   Distribution to general partners               --               --           (17,553)          (17,553)
---------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                     5,096        4,212,880            47,868         4,260,748

   Net loss for the year                          --         (131,189)          (24,824)         (156,013)
   Distribution to limited partners (Note 6)      --         (259,897)               --          (259,897)
   Distribution to general partners               --               --           (28,877)          (28,877)
---------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                     5,096      $ 3,821,794       $    (5,833)      $ 3,815,961
=========================================================================================================

               See accompanying summary of accounting policies and
                         notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                                              1998            1997            1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $(156,013)      $ 194,210       $ 168,410
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                    102,471         102,453         100,206
     Impairment loss                                                  350,000              --              --
     Increase (decrease) from changes in operating assets and
      liabilities:
       Other assets                                                     8,338          27,886           4,071
       Accounts payable                                                (7,193)          8,452         (18,918)
       Security deposits                                               34,176             824           2,286
-------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             331,779         333,825         256,055
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to rental real estate                                         --              --        (188,001)
   Deposit on sale of San Marcos property                             (50,000)             --              --
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (50,000)             --        (188,001)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to limited partners                                 (259,897)       (157,976)       (231,812)
   Distributions to general partners                                  (28,877)        (17,553)        (25,763)
-------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                (288,774)       (175,529)       (257,575)
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (6,995)        158,296        (189,521)

CASH AND CASH EQUIVALENTS, beginning of year                          230,503          72,207         261,728
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                              $ 223,508       $ 230,503       $  72,207
=============================================================================================================

               See accompanying summary of accounting policies and
                         notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

Associated Planners Realty Income Fund (the "Partnership"), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real estate throughout the United States with an emphasis on properties located in California and the southwestern states. The Partnership purchased properties on an all cash basis and intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

RENTAL REVENUE

Rental revenue is recognized when the amount is due and payable under the terms of a lease agreement and collection is probable.

STATEMENTS OF CASH FLOWS

For the purposes of the statements of cash flows, the Partnership considers cash in the bank and all highly liquid investments purchased with original maturities of three months or less, to be cash and cash equivalents.

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is calculated by dividing the limited partners' share of net income (loss) by the weighted average number of limited partnership units outstanding for the period.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Partnership does not expect adoption to have any effect on its financial position, results of operations and cash flows.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--NATURE OF PARTNERSHIP

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

NOTE 2--RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties:

 Location (Property Name)                   Date Purchased             Cost
 -----------------------------------------------------------------------------
 Chino, California (Yorba Center)           October 25, 1988      $  1,532,283
 San Marcos, California (90%)               January 9, 1990          2,816,904
 San Marcos, California (10%)               November 1, 1996           188,001

During 1998, the General Partner decided to list both properties for sale with a commercial real estate broker. Both properties are in escrow pending the resolution of buyer contingencies. (See Note 9)

The major categories of rental real estate are:

December 31,                                         1998                1997
--------------------------------------------------------------------------------
Land                                              $1,237,407          $1,332,861
Buildings and improvements                         3,299,781           3,554,327
--------------------------------------------------------------------------------

                                                   4,537,188           4,887,188
Less accumulated depreciation                        931,470             828,999
--------------------------------------------------------------------------------

Rental real estate, net                           $3,605,718          $4,058,189
================================================================================

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Specifically:

          Two tenants accounted for 55% and 11% in 1998;
          One tenant accounted for 58% in 1997;
          One tenant accounted for 48% in 1996;

During the quarter ended September 30, 1998, the Partnership determined that the total expected future cash flows from the disposition of the Yorba Center Property are less than the carrying value of the property. As a result, an impairment loss of $350,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value less cost to sell. The fair value was determined based on a negotiated sales contract with an unrelated buyer of the property. During escrow, the buyer of the property revoked the offer and the contract was cancelled. The Partnership has negotiated other sale offers from potential buyers to purchase the property. However, there is no assurance that such a sale will ultimately close escrow.

NOTE 3--RESTRICTED CASH

Restricted cash of $50,000 was received as a deposit from an unaffiliated prospective buyer of the San Marcos property as discussed in Notes 8 and 9.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES


NOTE 4--FUTURE MINIMUM RENTAL INCOME

As of December 31, 1998, future minimum rental income under existing leases, excluding month to month rental agreements, that have remaining noncancelable terms in excess of one year are as follows:

 Years ending December 31,                                       Amount
 ------------------------------------------------------------------------
              1999                                              $142,517
              2000                                               113,885
              2001                                                92,840
              2002                                                56,222
 -----------------------------------------------------------------------

              Total                                             $405,464
 =======================================================================

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5--RELATED PARTY TRANSACTIONS

(a) In accordance with the partnership agreement, compensation earned by or services reimbursed to the General Partner consisted of the following:

Year ended December 31,                     1998           1997           1996
--------------------------------------------------------------------------------
Partnership management fees                $28,877        $17,553        $25,860
Administrative services:
  Data processing                            4,800          4,851          4,805
  Postage                                    2,550          2,363          2,387
  Investor processing                        1,950          1,961          1,999
  Duplication                                  850            833            898
  Investor Communications                    1,400          1,497          1,405
  Miscellaneous                                450            495            506
--------------------------------------------------------------------------------

                                           $40,877        $29,553        $37,860
================================================================================

(b) On November 1, 1996, the Partnership purchased the remaining real estate asset from Associated Planners Realty Growth Fund ("Growth Fund"). This asset consisted of the 10% interest in an office building located in San Marcos, California that was not already owned. The Partnership paid $185,968 in cash on November 2, 1996 which consisted of $188,001 for the property less $2,033 for the share of a cash security deposit from the current tenant.

(c) Property management fees incurred in accordance with the partnership agreement with West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $19,182, $21,068 and $20,054 for 1998, 1997 and 1996.

(d) Related party accounts payable are as follows:

  December 31,                                           1998        1997
 ---------------------------------------------------------------------------
 West Coast Realty Advisors, Inc.                      $3,000      $3,000
 West Coast Realty Management, Inc.                     2,837       5,421
 ---------------------------------------------------------------------------

                                                       $5,837      $8,421
 ===========================================================================

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES


NOTE 6--NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                                          Outstanding      Amount
Record Date Distribution                     Units        Per Unit        Total
--------------------------------------------------------------------------------
June 30, 1998                                  5,096         30.00      $152,880
December 31, 1997                              5,096         21.00       107,017
                                                                        --------

Total                                                                   $259,897
                                                                        ========

June 30, 1997                                  5,096      $  10.50      $ 53,508
March 31, 1997                                 5,096         10.50        53,508
December 31, 1996                              5,096         10.00        50,960
                                                                        --------

Total                                                                   $157,976
                                                                        ========

September 30, 1996                             5,096      $  10.00      $ 50,960
June 30, 1996                                  5,096         10.00        50,904
March 31, 1996                                 5,096         13.00        66,248
December 31, 1995                              5,096         12.50        63,700
                                                                        --------

Total                                                                   $231,812
                                                                        ========

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

NOTE 7--REALLOCATION OF PARTNER BALANCES

Per the provisions of Section 11.1(V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure the ambiguities" within the Agreement. The ambiguity involved the treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, as opposed to a general partner withdrawal of capital. It was determined that the partnership management fee shall be treated as a withdrawal of capital in 1996 and beyond with a retroactive reallocation of capital for partnership management fees paid prior to 1996. In order to properly reflect this reallocation, a transfer of $170,030 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

NOTE 8--LIQUIDATION OF PARTNERSHIP

At December 31, 1998, all of the Partnership's remaining properties were held for sale. The General Partner is negotiating sales contracts with potential buyers of the Yorba Center. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the Yorba Center property will be sold and the Partnership will be liquidated during 1999. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES


NOTE 9--SUBSEQUENT EVENTS

(a) The restricted cash of $50,000 received as a deposit from an unaffiliated potential buyer of the San Marcos property (Note 3), was forfeited in February 1999 due to non-performance of the buyer. On March 24, 1999, the General Partner sold the San Marcos property to a new unaffiliated buyer for $2,730,000.

(b) In February 1999, the General Partner placed the Yorba Center property in escrow with an unaffiliated buyer. The closure of escrow is dependent upon the buyer resolving all pending contingencies.

(c) On February 12, 1999, the Partnership distributed $142,688 to the unit holders of record as of December 31, 1998. This represented the operating results of the Partnership for the six months ending December 31, 1998.

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

         PHILIP N. GAINSBOROUGH (Born 1938) is Chairman and a Director of West Coast Realty Advisors, Inc. Mr. Gainsborough is also currently the President of Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Insurance Services, Inc., and Associated Planners Investment Advisory, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc. From January 1977 to December 1980, he was employed by E.F. Hutton & Co. as a Registered Representative.

         W. THOMAS MAUDLIN, JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA"). He is also co-General Partner (with WCRA) of the Partnership. Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165,000 square foot, fourteen-story office building located in West Los Angeles. From 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which included a 42,000 square-foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building a 134-unit condominium development in San Bernardino, California, a shopping center, and a restaurant in Ventura. He is a graduate of the University of Southern California.

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

         JOHN R. LINDSEY (Born 1946) serves as Senior Vice President/Treasurer. He is responsible for all facets of financial management of the Associated Financial Group. Previously, Mr. Lindsey was a consultant specializing in financial services, worked for a large financial institution and performed audits and consulting assignments for Price Waterhouse. He is a Certified Public Accountant and a member of the California Society of CPAs and the American Institute of CPAs. He received a BS in Business Administration and Accounting from the University of Southern California in 1968.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant was organized in December 1986 as a California Limited Partnership. Its General Partners (collectively referred to herein as the "General Partner") are West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr., an individual. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in March 1987, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services:

         1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. For the year ended December 31, 1998, the amount paid the General Partner was $28,877. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1998, the Partnership reimbursed approximately $12,000 to the General Partner for these expenditures.

         2. For property management services, the General Partner engaged West Coast Realty Management, Inc. ("WCRM") an affiliate of the General Partner. For the year ended December 31, 1998, the Partnership incurred property management fees of $36,671 with WCRM.

         3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation and amortization. For the year ended December 31, 1998 this resulted in a $25,849 allocation of net loss before depreciation and amortization and a $1,025 allocation of depreciation and amortization, or a net loss allocation of $24,824.

         4. On December 31, 1998 the Partnership was indebted to WCRM for $2,837 and to WCRA for $3,000, both of which were paid subsequent to year-end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      FINANCIAL STATEMENTS

                 The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in PART II, ITEM 8:

                                                                           PAGE
                 Report of Independent Certified Public Accountants ..........12

                 Balance Sheets - December 31, 1998 and 1997 .................13

                 Statements of Operations for the years ended
                        December 31, 1998, 1997 and 1996 .....................14

                 Statements of Partners' Equity for the years ended
                        December 31, 1998, 1997 and 1996......................15

                 Statements of Cash Flows for the years ended
                        December 31, 1998, 1997 and 1996 .....................16

                 Summary of Accounting Policies ...........................17-18

                 Notes to Financial Statements ............................19-22

         2.      FINANCIAL STATEMENT SCHEDULE

                 Schedule III-Real Estate and Accumulated Depreciation .......28

                 All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)      REPORTS ON FORM 8-K

         NONE

(c)      EXHIBITS

         FINANCIAL DATA SCHEDULE

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


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                        A California Limited Partnership
                                  (Registrant)



                                              /s/ W. THOMAS MAUDLIN JR.
                                        --------------------------------------
                                                  W. THOMAS MAUDLIN JR.
                                                   (A General Partner)


                                        By:  WEST COAST REALTY ADVISORS, INC.
                                                  (A General Partner)


                                                  /s/ JOHN R. LINDSEY
                                        ---------------------------------------
                                                      JOHN R. LINDSEY
                                                  (Vice President/Treasurer)


Date:  March 30, 1999

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               December 31, 1998

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS


                                                        Cost
                                Initial Cost         Capitalized      Gross Amount at which Carried at Close of Period
                         -------------------------  Subsequent to  -----------------------------------------------------
                                      Building and   Acquisition                Building and   Impairment       Total
Description                 Land      Improvements  Improvements      Land      Improvements      Loss           Cost
------------------------------------------------------------------------------------------------------------------------
Yorba Center-Chino,
   California            $  555,344    $1,295,803    $   31,136    $  555,344    $1,326,939    $ (350,000)    $1,532,283

San Marcos Industrial
   Building-San
   Marcos, California       727,517     2,079,388       198,000       777,517     2,227,388            --      3,004,905
------------------------------------------------------------------------------------------------------------------------

Total                    $1,282,861    $3,375,191    $  229,136    $1,332,861    $3,554,327    $ (350,000)    $4,537,188
========================================================================================================================

                                                                     Life (Years)
                                                                      on which
                                                                     Depreciation
                                                                     is Computed
                                             Year                   -------------
                            Accumulated  Construction       Date     Building and
Description                 Depreciation  Completed       Acquired   Improvements
---------------------------------------------------------------------------------
Yorba Center-Chino,
   California                $  384,507          1987         10-88       31.5-40

San Marcos Industrial
   Building-San
   Marcos, California           546,963          1986          1-90       31.5-40
---------------------------------------------------------------------------------

Total                        $  931,470
=================================================================================


There were no mortgage notes payable on the properties at December 31, 1998.

A reconciliation of accumulated depreciation           A reconciliation of the total cost is as
is as follows:                                         follows:

Balance at January 1, 1996        $626,340             Balance at January 1, 1996        $ 4,699,187
1996 Depreciation                  100,206             1996 Additions                        188,001
                                  --------                                               -----------

Balance at December 31, 1996       726,546             Balance at December 31, 1996        4,887,188
1997 Depreciation                  102,453             1997 Additions                             --
                                  --------                                               -----------

Balance at December 31, 1997       828,999             Balance at December 31, 1997        4,887,188
1998 Depreciation                  102,471             1998 Additions                             --
                                  --------             1998 Impairment Loss                 (350,000)
                                                                                         -----------
Balance at December 31, 1998      $931,470             Balance at December 31, 1998      $ 4,537,188
                                  ========                                               ===========
