Form 10-Q
period 1999-03-31
ASSOCIATED PLANNERS REALTY INCOME FUND
filed 1999-05-17
CIK 808420

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1999


                                       OR


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to _______________


                         Commission file number 33-11013


                     ASSOCIATED PLANNERS REALTY INCOME FUND
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                              95-4120092
     ---------------------------------              ---------------------
      (State or other Jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                        5933 W. CENTURY BLVD., SUITE 900
                          LOS ANGELES, CALIFORNIA 90045
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (310) 670-0800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X      No
    -------      -------

PART 1. FINANCIAL INFORMATION


                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


=====================================================================================
                                                      MARCH 31, 1999  December 31, 1998
                                                        (UNAUDITED)        (Audited)
-------------------------------------------------------------------------------------
ASSETS
Rental real estate held for sale, less accumulated
  depreciation (Note 2)                                 $ 1,143,264       $ 3,605,718
Cash and cash equivalents                                 2,698,334           223,508
Restricted cash                                                  --            50,000
Other assets                                                 12,516             6,148
-------------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 3,854,114       $ 3,885,374
=====================================================================================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                             $     3,852       $        --
      Related party (Note 3)                                  5,361             5,837
   Security deposits                                          9,249            63,576
-------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            18,462            69,413

PARTNERS' EQUITY (NOTES 4, 5 AND 6)
  Limited partners:
    $1,000 stated value per unit - authorized
      12,000 units; issued and outstanding 5,096          3,837,330         3,821,794
  General partners                                           (1,678)           (5,833)
-------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                    3,835,652         3,815,961
-------------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $ 3,854,114       $ 3,885,374
=====================================================================================



                 See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                     LIMITED PARTNERS
                                                                    --------------------     GENERAL
                                                       TOTAL        UNITS       AMOUNT       PARTNER
                                                    -----------     -----    -----------     --------
BALANCE AT DECEMBER 31, 1998                        $ 3,815,961     5,096    $ 3,821,794     $ (5,833)

Net income                                              178,233        --        158,224       20,009

Distributions to limited partners                      (142,688)       --       (142,688)          --

Distributions  to  general  partner  (Note 3(a))        (15,854)       --             --      (15,854)
                                                    -----------     -----    -----------     --------
BALANCE AT MARCH 31, 1999                           $ 3,835,652     5,096    $ 3,837,330     $ (1,678)
                                                    ===========     =====    ===========     ========


                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                                                     LIMITED PARTNERS
                                                                    --------------------      GENERAL
                                                       TOTAL        UNITS       AMOUNT       PARTNER
                                                    -----------     -----    -----------     --------
BALANCE AT DECEMBER 31, 1997                        $ 4,260,748     5,096    $ 4,212,880     $ 47,868

Net income                                               33,969        --         28,266        5,703

Distributions to limited partners                      (107,016)       --       (107,016)          --

Distributions  to  general  partner  (Note 3(a))        (11,891)       --             --      (11,891)
                                                    -----------     -----    -----------     --------

BALANCE AT MARCH 31, 1998                           $ 4,175,810     5,096    $ 4,134,130     $ 41,680
                                                    ===========     =====    ===========     ========



                 See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME


======================================================================================
                                                       THREE MONTHS    Three Months
                                                           ENDED           Ended
                                                      MARCH 31, 1999   March 31, 1998
                                                        (UNAUDITED)      (Unaudited)
--------------------------------------------------------------------------------------
REVENUES
   Rental (Note 2)                                         $ 47,226        $85,006
   Gain on sale of property (Notes 2 and 6)                 199,006             --
   Interest                                                   5,213          2,595
--------------------------------------------------------------------------------------

                                                            251,445         87,601
--------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Operating                                                 24,755          8,495
   Property taxes                                             6,490             --
   Property management fees (Note 3 (c))                      2,361          4,185
   General and administrative                                15,326         15,334
   Depreciation and amortization                             24,280         25,618
--------------------------------------------------------------------------------------

                                                             73,212         53,632
--------------------------------------------------------------------------------------


NET INCOME                                                 $178,233        $33,969
======================================================================================


NET INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 4)                                            $  31.05        $  5.55
======================================================================================


                 See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALITY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


=============================================================================================
                                                             THREE MONTHS       Three Months
                                                                 ENDED              Ended
                                                            MARCH 31, 1999     March 31, 1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (UNAUDITED)        (Unaudited)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $   178,233         $  33,969
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                 24,280            25,618
     Gain on sale of property                                    (199,006)               --
Increase (decrease) from changes in:
     Other assets                                                  (6,368)            3,859
     Accounts payable and security deposits                       (50,951)           (4,303)
---------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (53,812)           59,143

---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of rental real estate                       2,637,180                --
 Forfeited deposit on sale of San Marcos property                  50,000
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       2,687,180                --

---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to limited partners                               (142,688)         (107,016)
 Distributions to general partners                                (15,854)          (11,891)
---------------------------------------------------------------------------------------------
NET CASH (USED IN) FINANCING ACTIVITIES                          (158,542)         (118,907)
---------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,474,826           (59,764)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    223,508           230,503

---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                     $ 2,698,334         $ 170,739
=============================================================================================



                 See accompanying notes to financial statements

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES



BUSINESS

Associated Planners Realty Income Fund (the "Partnership"), a California limited partnership, was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating unleveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on February 26, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real estate throughout the United States with emphasis on properties located in California and the southwestern states. The Partnership purchased such properties on an all cash basis and intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.


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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1998



NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Income Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Partnership's audited financial statements and notes for the fiscal year ended December 31, 1998.

NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE

The Partnership owns the following rental real estate property:

Location (Property Name)                                   Date Purchased          Cost
==========================================================================================

Chino, California
(Yorba Center) - Sold April 1, 1999                     October 25, 1988        $1,537,354

The major categories of rental real estate:
                                                                MARCH 31,       DECEMBER 31,
                                                                    1999              1998
==========================================================================================
Land                                                          $  452,358        $1,237,407
Building and improvements                                      1,084,996         3,299,781

------------------------------------------------------------------------------------------
                                                               1,537,354         4,537,188
Less accumulated depreciation                                    394,090           931,470
------------------------------------------------------------------------------------------
Net rental real estate held for sale                           1,143,264         3,605,718
==========================================================================================

On March 24, 1999 the San Marcos property was sold to an unaffiliated buyer. The sales price of $2,730,000 was arrived at through arms-length negotiations with the buyer. The net proceeds from the sale equaled $2,582,158 which will be distributed to the limited and general partners in accordance with the terms of the partnership agreement. The Partnership recognized a gain of $199,006 from the sale.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1998
                                   (CONTINUED)



NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Specifically:

One tenant accounted for 100% for the three months ended March 31, 1999;

Two tenants accounted for 55% and 45%, respectively, for the three months ended March 31, 1998;

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

NOTE 3 - RELATED PARTY TRANSACTIONS

        (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of Cash from Operations. These amounts totaled $15,854 for the three months ended March 31, 1999 and $11,891 for the three months ended March 31, 1998. See Note 6.

        (b) For administrative services rendered to the Partnership, the General Partner, in accordance with the partnership agreement, was reimbursed $3,000 for the three months ended March 31, 1999 and 1998.

        (c) Property management fees incurred in accordance with the Partnership Agreement to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $2,361 for the three months March 31, 1999, and $4,185 for the three months ended March 31, 1998.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1998
                                   (CONTINUED)



NOTE 4 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement on the basis of the weighted average number of outstanding Limited Partnership Units of 5,096 for 1999 and 1998.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record Date                        Outstanding              Amount       Total
                                       Units               Per Unit   Distribution
==================================================================================

December 31, 1998                       5,096               28.000       142,688
----------------------------------------------------------------------------------

Total                                                                   $142,688
==================================================================================
June 30, 1998                           5,096               30.000       152,881
December 31, 1997                       5,096               21.000       107,016
----------------------------------------------------------------------------------

Total                                                                   $259,897
==================================================================================

NOTE 5 - REALLOCATION OF PARTNER BALANCES

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

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1998 (CONTINUED)



NOTE 6 - SUBSEQUENT EVENT

On April 1, 1999, the Partnership sold the last remaining property, known as the Yorba Center property, located in Chino, California. The sales price of $1,325,000 was arrived through arm-length negotiations with an unaffiliated buyer. The net proceeds from the sale equaled $601,853 in cash, which will be distributed to the limited and general partners in accordance with the terms of the partnership agreement. Additionally, the Partnership received a three-year, 8%, $625,000 note secured by a first deed of trust on the Yorba Center property from the buyer. The Partnership recognized a gain of $90,533 from the sale.

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, un-leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

The Partnership's principal investment objectives were to invest in rental real estate properties that would:

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


RESULTS OF OPERATIONS - MARCH 31, 1999 VS. MARCH 31, 1998

Operations for the quarter ended March 31, 1999 represented a full quarter of rental operations for the Partnership's two properties, except the San Marcos property which was sold on March 24, 1999.

The net income for the quarter ended March 31, 1999 ($178,233) was higher than the quarter ended March 31, 1998 ($33,969) due to a $199,006 gain recognized on the sale of the San Marcos property, offset by lower rents collected from the San Marcos property. On March 24, 1999, the Partnership sold the property located in San Marcos, California to an unaffiliated buyer. The sales price of $2,730,000 was arrived through arms-length negotiations with the buyer.

Rental revenue decreased $37,780 (44%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, due to lower rents collected from the San Marcos property. Interest income increased $2,618 (101%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to higher cash balances maintained in money market accounts during the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998.

Operating expenses increased $16,260 (191%) as a result of higher common area maintenance, expenses, property legal expenses and closing escrow costs pertaining to the sale of the San Marcos property during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. General and administrative expenses decreased $8 from March 31, 1998 to March 31, 1999. Depreciation expense decreased $1,338 (5.2%) from March 31, 1998 to March 31, 1999, due to the sale of the San Marcos property on March 24, 1999.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS - MARCH 31, 1999 VS. MARCH 31, 1998 (CONT.)

During the quarter ended March 31, 1999, the Partnership distributed $142,688 to the limited partners and $15,854 to the general partners, as compared to the quarter ended March 31, 1998 when the Partnership distributed $107,016 to the limited partners and $11,891 to the general partners. This increase was due to the Partnership converting from a quarterly distribution cycle to a semi-annual distribution cycle with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. Cash basis income for the quarter ended March 31, 1999 was $202,513. This was derived by adding depreciation and amortization expense to net income. In contrast, cash basis income for the quarter ended March 31, 1998 was $59,587.

Overall, the Partnership generated $202,513 in income from operations before depreciation expense of $24,280 for the quarter ended March 31, 1999. This compares unfavorably to the quarter ending March 31, 1998 when income from operations totaled $59,587 before depreciation of $25,618. Net income per limited partnership unit increased from $5.55 in 1998 to $31.05 in 1999. The number of limited partnership units outstanding in each quarter was 5,096.


RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997

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


RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997 (CONTINUED)

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


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1999, the Partnership made distributions to the limited partners totaling $142,688, of which $58,493 constituted a return of capital. This distribution represented income from operations for the period from July 1, 1998 through December 31, 1998.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The restricted cash of $50,000 received as a deposit from an unaffiliated buyer of the San Marcos property was forfeited in February 1999 due to non-performance of the buyer. On March 24, 1999 the San Marcos property was sold to a new unaffiliated buyer. The sales price of $2,730,000 was arrived at through arms-length negotiations with the buyer. The net proceeds from the sale equaled $2,582,158 which will be distributed to the limited and general partners in accordance with the terms of the partnership agreement. The Partnership recognized a gain of $199,006 from the sale.

On April 1, 1999, the Partnership sold the last remaining property, known as the Yorba Center property, located in Chino, California. The sales price of $1,325,000 was arrived through arm-length negotiations with an unaffiliated buyer. The net proceeds from the sale equaled $601,853 in cash, which will be distributed to the limited and general partners in accordance with the terms of the partnership agreement. Additionally, the Partnership received a three-year, 8%, $625,000 note secured by a first deed of trust on the Yorba Center property from the buyer. The Partnership recognized a gain of $90,533 from the sale.

During the quarter ended March 31, 1999 the Partnership paid the General Partner a partnership management fee of $15,854 and distributed $142,688 to the limited partners, of which $58,493 constituted a return of capital. Partnership management fees were calculated and paid in accordance with the Partnership Agreement.

As of May 17, 1999, the Partnership's sole remaining (non-cash) asset consists of the $625,000, 8%, three-year promissory note secured by a first deed of trust on the Yorba Center property. Once the General Partner sells this promissory note, the remaining proceeds will be distributed to the limited and general partners in accordance with the partnership agreement, and the partnership will be terminated and dissolved.


SALE OF PROPERTY

The Yorba Center property located in Chino, California was sold on April 1, 1999 to an unaffiliated buyer. The sales price of $1,325,000 was arrived through arms-length negotiations with the buyer. This was the last remaining property owned by the Partnership. Once, the final liquidating distribution is paid to the limited and general partners in accordance with the Partnership Agreement, the partnership will be dissolved.

                     ASSOCIATED PLANNERS REALTY INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


CASH FLOWS - MARCH 31, 1999 VS. MARCH 31, 1998

Cash resources increased $2,474,826 during the three months ended March 31, 1999 compared to a $59,764 decrease in cash resources for the three months ended March 31, 1998. Cash provided by operating activities decreased by $53,812 with the largest contributor being $199,006 from a gain on the sale of the San Marcos property, offset by $178,233 in net income for the three months ended March 31, 1999. In contrast, the three months ended March 31, 1998 provided $59,143 in cash from operating activities due primarily to $59,587 in cash basis net income. The sources of cash from investing activities during the quarter ended March 31, 1999 were $2,637,180 in proceeds received from the sale of the San Marcos property and $50,000 forfeited in February 1999 by a prospective buyer of the Yorba Center property. (which was ultimately sold to another buyer on April 1, 1999) . In contrast, there were no investing activities during the quarter ended March 31, 1998. Additionally during 1999, $158,542 was distributed to the limited and general partners as noted in a large use of cash under financing activities. This continues the Partnership's trend of paying virtually all the cash basis income out to partners in the form of semi-annual distributions. In contrast, 1997's cash used for financing activities was $118,907 due to distributions to the limited and general partners. There were no investing activities during the three months ended March 31, 1998 or 1997.


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




                                       ASSOCIATED PLANNERS REALTY INCOME FUND
                                          A California Limited Partnership
                                                    (Registrant)


                                           /s/ W. THOMAS MAUDLIN, JR.
May 17, 1999                              --------------------------------
                                               W. Thomas Maudlin, Jr.
                                                 A General Partner


                                        By: WEST COAST REALTY ADVISORS, INC.
                                              A California Corporation,
                                                  A General Partner


                                              /s/ JOHN R. LINDSEY
May 17, 1999                              --------------------------------
                                                  John R. Lindsey
                                              Vice President/Treasurer